Form 10-Q
period 1996-03-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1996-05-15
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the period ended March 31, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the transition period from                     to


Commission file number  0-13520


               LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


             Massachusetts                              04-2828131
     (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


 210 South Street, 7th Floor, Boston, Massachusetts            02111-2725
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (617) 423-8777


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                      [X] Yes     [ ] No







                              There are no Exhibits

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX



                                                                     Page

Part I:  Financial Information

Financial Statements:

        Balance Sheets, March 31, 1996 and December 31, 1995          3-4

        Statements of Operations for the Three Months
          Ended March 31, 1996, and 1995                                5

        Statements of Cash Flows for the Three Months Ended
          March 31, 1996, and 1995                                      6

        Notes to Financial Statements                                7-10

Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                   11-12

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS


                                       (Unaudited)              (Audited)
                                      March 31, 1996        December 31, 1995
                                      --------------        -----------------

Assets

Current assets:

    Cash and cash equivalents          $  399,712               $  293,331

    Other current assets                      212                      108
                                       ----------               ----------

        Total current assets              399,924                  293,439

Long-term notes and accrued interest
    receivable                            112,885                  111,850

Investments in local limited
    partnerships                        2,455,174                2,559,088
                                       ----------               ----------

        Total assets                   $2,967,983               $2,964,377
                                       ==========               ==========
















                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)


                                          (Unaudited)          (Audited)
                                         March 31, 1996    December 31, 1995
                                         --------------    -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates        $     93,449    $     88,771
    Accounts payable                                49            --
    Accrued expense                             15,650          15,650
    Accrued interest payable                   304,463         304,628
                                          ------------    ------------

        Total current liabilities              413,611         409,049

Purchase money notes                         8,570,926       8,151,571
                                          ------------    ------------

        Total liabilities                    8,984,537       8,560,620
                                          ------------    ------------

Partners' deficit:
    General partners:
        Capital contributions                    4,202           4,202
        Accumulated losses                    (160,956)       (156,753)
                                          ------------    ------------
                                              (156,754)       (152,551)
                                          ------------    ------------

    Limited partners (21,576 Units):
        Capital contributions (net of
          offering costs of $1,134,440)      9,649,520       9,649,520
        Accumulated losses                 (15,509,320)    (15,093,212)
                                          ------------    ------------
                                            (5,859,800)     (5,443,692)
                                          ------------    ------------

        Total partners' deficit             (6,016,554)     (5,596,243)
                                          ------------    ------------

        Total liabilities and partners'
           deficit                        $  2,967,983    $  2,964,377
                                          ============    ============







   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            For the Three Months Ended
                                                                                                       March 31,
                                                                                          ------------------------------
                                                                                          1996                      1995
                                                                                          ----                      ----
Interest income                                                                        $   7,451                 $   8,185

Expenses:

  Interest expense                                                                       419,190                   356,721

  General and administrative
    expense                                                                               29,664                    29,199
                                                                                       ---------                 ---------

    Total expenses                                                                       448,854                   385,920
                                                                                       ---------                 ---------

Loss before equity in local
  limited partnership operations                                                        (441,403)                 (377,735)

Equity in income (loss) of local
  limited partnership
  investments                                                                             21,092                   (16,100)
                                                                                       ---------                 ---------

Net loss                                                                               $(420,311)                $(393,835)
                                                                                       =========                 =========

Net loss per Limited  Partnership  Unit,
    based on 21,576 Units  outstanding  at
    March 31, 1996 and 21,616 units
    outstanding at March 31, 1995                                                      $  (19.29)                $  (18.03)
                                                                                       =========                 ==========









The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                         ----------------------------
                                                                                         1996                  1995
                                                                                         ----                  ----

Cash flows from operating activities:
    Cash distributions from local limited
        partnerships                                                                   $ 125,006              $  39,017
    Interest payments on purchase money notes                                               -                      -
    Cash paid for Partnership administration
        expenses                                                                         (24,937)               (27,758)
    Interest received                                                                      6,312                  7,662
                                                                                       ---------              ---------
      Net cash provided by (used in)
           operating activities                                                          106,381                 18,921
                                                                                       ---------              ---------

Net increase (decrease) in cash and
     cash equivalents                                                                    106,381                 18,921

Cash and cash equivalents at:
    Beginning of period                                                                  293,331                293,255
                                                                                       ---------              ---------
    End of period                                                                      $ 399,712              $ 312,176
                                                                                       =========              =========


Reconciliation of net loss to net cash provided by (used in) operating activities:

Net loss                                                                               $(420,311)             $(393,835)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Share of (income) losses of local limited
          partnership investments                                                        (21,092)                16,100
        Cash distributions from local limited
          partnerships                                                                   125,006                 39,017
        Interest expense added to purchase money
          notes, net of discount amortization                                            419,189                356,721
        Interest income added to long-term
          notes receivable, net of discount
          amortization, and interest received                                             (1,035)                (1,035)
        Decrease (increase) in other current assets                                         (103)               (10,613)
        (Decrease) increase in:
          Accrued interest payable                                                          -                      -
          Accounts payable to affiliates                                                   4,678                 12,190
          Accounts payable                                                                    49                    376
          Accrued expenses                                                                  -                      -
                                                                                       ---------              ------

        Net cash used in operating activities                                         $  106,381              $  18,921
                                                                                      ==========              =========




   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Organization of Partnership

        Liberty Housing Partners Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on March 20, 1984 for the primary purpose of investing in other limited partnerships which own and operate government assisted multi-family rental housing complexes (the "Local Limited Partnerships").

        The General Partners of the Partnership through December 27, 1995 were Liberty Real Estate Corporation, which served as the Managing General Partner, and LHP Associates Limited Partnership, which served as the Associate General Partner. On December 27, 1995, Liberty Real Estate Corporation and LHP Associates Limited Partnership withdrew from the Partnership and assigned and transferred all of their interests in the Partnership to the Successor General Partner, TNG Properties Inc., which was admitted to the Partnership as Successor General Partner. TNG Properties Inc. serves as the Managing General Partner.

        The Partnership Agreement authorized the sale of up to 30,010 units of Limited Partnership Interest ("Units") of which 21,616 were subscribed for and sold as of the completion of the offering on July 12, 1985.

        Pursuant to terms of the Partnership Agreement, Profits or Losses for Tax Purposes (other than from sales or refinancings) and Distributable Cash From Operations, both as defined in the Partnership Agreement, are allocated 99% to the Limited Partners and 1% to the General Partners. Different allocations of profits or losses and cash distributions resulting from other events are specified in the Partnership Agreement.

2.      Significant Accounting Policies

        In the opinion of the General Partners, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of March 31, 1996. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's Annual Report for the year ended December 31, 1995.

3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:







                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

                                              (Unaudited)     (Audited)
                                               March 31,      December 31,
                                                 1996            1995
                                             -----------    ------------

Total acquisition cost to the Partnership    $ 9,356,379    $ 9,356,379

    Additional capital contributed by the
        Partnership                               11,425         11,425

    Partnership's share of losses of Local
        Limited Partnerships                  (3,821,756)    (3,842,845)

    Cash distributions received from Local
        Limited Partnerships                  (3,090,874)    (2,965,871)
                                             -----------    -----------

Investments in Local Limited Partnerships    $ 2,455,174    $ 2,559,088
                                             ===========    ===========


        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                             For the Three Months Ended
                                                       March 31,
                                             --------------------------
                                                 1996          1995
                                                 ----          ----

Rental and other income                     $ 1,298,838    $ 1,275,862
Expenses:
    Operating expenses                          822,541        825,780
    Interest expense                            302,749        309,103
    Depreciation and amortization               237,855        237,855
                                            -----------    -----------
    Total expenses                            1,363,145      1,372,738
                                            -----------    -----------

Net loss                                    $   (64,307)   $   (96,876)
                                            ===========    ===========

Partnership's share of net loss             $   (59,674)   $   (95,659)
                                            ===========    ===========

Other partners' share
    of net income (loss)                    $    (4,633)   $    (1,217)
                                            ===========    ===========








                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Investments in Local Limited Partnerships, continued

        The $80,766 difference between the Partnership's $21,092 share of income
(loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the three months ended March 31, 1996 and the Partnership's $59,674 share of loss in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd. and Surry Manor in the amounts of $64,660, $1,300, $3,408, $9,573, and $1,825 respectively. Unrecorded losses totalling $79,559 for the three months ended March 31, 1995 consists of Linden Park--$62,410, Brierwood, Ltd.--$5,410, Brierwood II, Ltd.--$1,781, and Pine Forest Apartments-- $9,958. The Partnership's investment in Surry Manor was reduced to zero in the first quarter of 1996.

        The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd., and Surry Manor until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from these five partnerships have been or will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

4.      Transactions with Affiliates

        During the three months ended March 31, 1996,  and 1995 the  Partnership
recognized  general  and   administrative   expenses  owed  to  the  current  or
predecessor Managing General Partner, as follows:
                                               1996                1995
                                               ----                ----
Reimbursement of Partnership
  administration expenses                    $12,181             $16,093
Partnership management fees                   12,500              12,500

        As of March 31, 1996 and 1995, accounts payable to affiliates totalling $93,449 and $18,392 respectively represents amounts owed for reimbursements of Partnership administration expenses of $42,949 and $5,892 respectively and partnership management fees of $50,500 and $12,500 respectively.












                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the three months ended March 31, 1996, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations         $  7,451

Less:  Interest income added to long-term notes
         receivable, net of discount amortization     (3,954)

       General and administrative expenses per
         Statement of Operations                     (29,664)
                                                    --------
Cash from Operations, as defined                    $(26,167)
                                                    --------
Distributable Cash from Operations, as defined      $   --
                                                    ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of March 31, 1995, was approximately $14,470,480. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($8,570,926 at March 31, 1996), reflects a discount using an imputed interest rate of approximately 19%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

  As of March 31, 1996, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equalled $2,703,106.

  At March 31, 1996, the Partnership's had reserves of $274,706, cash and cash equivalents of $399,712, less interest payments due on the related Purchase Money Notes from distributions received from Local Limited Partnerships totalling $125,006. By April 30, 1996, distributable cash flow from seven of the Local Limited Partnerships to which the Partnership delivered purchase money notes was distributed to the Partnership in the amount of $288,086. On April 30, 1996, the Partnership used such cash distributions to pay a portion of the accrued and unpaid interest on the related Purchase Money Notes.

  In 1996, the Partnership received $2,919 of interest payments on the long-term purchase money notes of Linden Park Associates Limited Partnership held by the Partnership, and accrued unpaid interest of $102,210. As of March 31, 1996, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $276,013.

Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate. The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income decreased $734 to $7,451 in the first quarter of 1996 from the first quarter of 1995. This decrease is attributable mainly to slightly lower interest rates.

       The Partnership's interest expense increased to $419,190 in 1996 from $356,721 in the first quarter of 1995. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued

       The Partnership's equity in income (loss) from the Local Limited Partnerships was $21,092 in the first quarter of 1996 and $(16,100) in the first quarter of 1995. The recognition of income in the first quarter of 1996 and decrease in equity in loss of Local Limited Partnership investments since 1993 is primarily attributable to the fact that the Partnership did not record losses for four Local Limited Partnerships because its related investment account in such partnerships had already been reduced to zero and one for which a partial recognition of loss reduced the related investment account to zero in the first quarter of 1996. The Partnership did not record approximately $81,000 of net losses for five Local Limited Partnerships in 1996; and $79,600 from four Local Limited Partnerships in the first quarter of 1995. Total net losses reported from the Local Limited Partnerships for the first quarter of 1996 decreased approximately $32,000 from those recognized in the first quarter of 1995.

       Because of the above discussed factors, net loss increased to $420,311 in the first quarter of 1996 from $393,835 in the first quarter of 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP

                               By:         TNG Properties Inc.
                                           Managing General Partner



                                By:        \s\ Michael A. Stoller
                                           Michael A. Stoller
                                           President and CEO



Date:    May 15,1996