Form 10-Q
period 1996-06-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1996-08-14
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the period ended June 30, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the transition period from ___________________ to _______________________


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

                                      INDEX



                                                                           Page

Part I:  Financial Information

Financial Statements:

        Balance Sheets, June 30, 1996 and December 31, 1995                 3-4

        Statements of Operations for the Three Months
          Ended June 30, 1996, and 1995 and the Six Months                    5
          Ended June 30, 1996 and 1995

        Statements of Cash Flows for the Six Months Ended
          June 30, 1996, and 1995                                             6

        Notes to Financial Statements                                       7-9

Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         10-11

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS


                                              (Unaudited)        (Audited)
                                             June 30, 1996    December 31, 1995
                                             -------------    -----------------

Assets

Current assets:

    Cash and cash equivalents                 $  225,821        $  293,331

    Other current assets                             100               108
                                              ----------        ----------

        Total current assets                     225,921           293,439

Long-term notes and accrued interest
    receivable                                   116,840           111,850

Investments in local limited
    partnerships                               2,281,813         2,559,088
                                              ----------        ----------

        Total assets                          $2,624,574        $2,964,377
                                              ==========        ==========























                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)


                                            (Unaudited)            (Audited)
                                           June 30, 1996       December 31, 1995
                                           -------------       -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates         $    72,771           $    88,771
    Accounts payable                              -                     -
    Accrued expense                             15,650                15,650
    Accrued interest payable                   470,366               304,628
                                           -----------           -----------

        Total current liabilities              558,787               409,049

Purchase money notes                         8,619,189             8,151,571
                                           -----------           -----------

        Total liabilities                    9,177,976             8,560,620
                                           -----------           -----------

Partners' deficit:
    General partners:
        Capital contributions                    4,202                 4,202
        Accumulated losses                    (166,325)             (156,753)
                                           -----------           -----------
                                              (162,123)             (152,551)
                                           -----------           -----------

    Limited partners (21,576 Units):
        Capital contributions (net of
          offering costs of $1,134,440)      9,649,520             9,649,520
        Accumulated losses                 (16,040,799)          (15,093,212)
                                           -----------           -----------
                                            (6,391,279)           (5,443,692)
                                           -----------           -----------

        Total partners' deficit             (6,553,402)           (5,596,243)
                                           -----------           -----------

        Total liabilities and partners'
           deficit                         $ 2,624,574           $ 2,964,377
                                           ===========           ===========













   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the Three Months Ended           For the Six Months Ended
                                                   June 30                               June 30
                                          --------------------------           ------------------------
                                            1996               1995              1996              1995
                                            ----               ----              ----              ----

Interest income                          $   7,121           $   9,989        $  14,572       $  18,174

Expenses:

  Interest expense                         504,720             382,748          923,909         739,469

  General and administrative
    expense                                 28,967              48,414           58,632          77,613
                                         ---------           ---------         --------        --------

    Total expenses                         533,687             431,162          982,541         817,082
                                         ---------           ---------         --------        --------

Loss before equity in local
  limited partnership operations          (526,566)           (421,173)        (967,969)       (798,908)
                                         ---------           ---------        ---------       ---------

Equity in income (loss) of local
  limited partnership
  investments                              (10,282)             52,070           10,810          35,970
                                         ---------           ---------        ---------       ---------

Net loss                                 $(536,848)          $(369,103)       $(957,159)      $(762,938)
                                         =========           =========        =========       =========

Net loss per Limited Partnership Unit,
based on 21,576 Units outstanding
at June 30, 1996 and 21,616 units
outstanding at June 30, 1995             $  (24.63)          $  (16.91)       $  (43.92)      $  (34.94)
                                         =========           =========        =========       =========



















   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                       1996               1995
                                                       ----               ----
Cash flows from operating activities:
    Cash distributions from local limited
        partnerships                                $ 288,086        $  316,819
    Interest payments on purchase money notes        (290,553)         (316,109)
    Cash paid for Partnership administration
        expenses                                      (74,633)          (67,090)
    Interest received                                   9,590            12,331
                                                    ---------        ----------
      Net cash used in
           operating activities                       (67,510)          (54,049)
                                                    ---------        ----------

Net decrease in cash and
     cash equivalents                                 (67,510)          (54,049)

Cash and cash equivalents at:
    Beginning of period                               293,331           293,255
                                                    ---------         ---------
    End of period                                   $ 225,821         $ 239,206
                                                    =========         =========


Reconciliation of net loss to net cash provided by (used in) operating activities:

Net loss                                            $(957,159)        $(762,938)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Share of (income) losses of local limited
          partnership investments                     (10,810)          (35,970)
        Cash distributions from local limited
          partnerships                                288,086           316,819
        Interest expense added to purchase money
          notes, net of discount amortization         467,617           363,499
        Interest income added to long-term
          notes receivable, net of discount
          amortization, and interest received          (4,990)           (6,698)
        Decrease (increase) in other current assets         8           (20,711)
        (Decrease) increase in:
          Accrued interest payable                    165,738            59,862
          Accounts payable to affiliates              (16,000)           31,748
          Accounts payable                               -                  340
                                                    ---------         ---------
        Net cash used in operating activities       $ (67,510)        $ (54,049)
                                                    =========         =========







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


2.      Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of June 30, 1996. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's Annual Report for the year ended December 31, 1995.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                     (Unaudited)          (Audited)
                                                      June 30,           December 31,
                                                         1996                 1995
                                                     -----------         -----------
Total acquisition cost to the Partnership              $ 9,356,379       $ 9,356,379

    Additional capital contributed by the
        Partnership                                         11,425            11,425

    Partnership's share of losses of Local
        Limited Partnerships                            (3,832,037)       (3,842,845)

    Cash distributions received from Local
        Limited Partnerships                            (3,253,954)       (2,965,871)
                                                       -----------       -----------

Investments in Local Limited Partnerships              $ 2,281,813       $ 2,559,088
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                               For the Six Months Ended
                                                       June 30,
                                             ---------------------------
                                                 1996          1995
                                                 ----          ----

Rental and other income                      $2,580,854       $2,555,794
Expenses:
    Operating expenses                        1,661,730        1,560,644
    Interest expense                            605,499          619,136
    Depreciation and amortization               475,711          475,709
                                             ----------       ----------
      Total expenses                          2,742,940        2,655,489
                                             ----------       ----------

Net loss                                     $ (162,086)      $  (99,695)
                                             ==========       ==========

Partnership's share of net loss              $ (155,541)      $  (98,854)
                                             ==========       ==========

Other partners' share
    of net income (loss)                     $   (6,545)      $     (841)
                                             ==========       ==========


        The differences between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the six months ended June 30, 1996 and 1995 and the share of loss in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses as follows:


                                               For the Six Months Ended
                                                        June 30,
                                              ---------------------------
                                                  1996            1995
                                                  ----            ----
Share of income (loss) in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations      $ 10,810         $ 35,970

Partnership's share of loss in the above
    summarized Statements of Operations        (155,541)         (98,854)
                                               --------         --------
        Difference                             $166,351         $134,824
                                               ========         ========

Unrecorded losses:
Linden Park                                    $129,830         $ 96,026
Brierwood Ltd.                                    7,566           11,718
Brierwood II, Ltd.                                5,701            3,666
Pine Forest Apartments, Ltd.                     18,917           23,414
Surry Manor                                       4,337             -
                                               --------         --------
    Total                                      $166,351         $134,824
                                               ========         ========



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


4.      Transactions with Affiliates

        During the six  months  ended June 30,  1996,  and 1995 the  Partnership
recognized  general  and   administrative   expenses  owed  to  the  current  or
predecessor Managing General Partner, as follows:
                                                      1996            1995
                                                      ----            ----
Reimbursement of Partnership
  administration expenses                           $24,227         $29,043
Partnership management fees                          25,000          25,000

        As of June 30, 1996 and 1995, accounts payable to affiliates totalling $72,771 and $37,950 respectively represents amounts owed for reimbursements of Partnership administration expenses of $22,771 and $12,950 respectively and partnership management fees of $50,000 and $25,000 respectively.


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the six months ended June 30, 1996, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                         $  14,572

Less:  Interest income added to long-term notes
         receivable, net of discount amortization                      (7,909)

       General and administrative expenses per
         Statement of Operations                                      (58,632)
                                                                    ---------
Cash from Operations, as defined                                      (51,969)
                                                                    ---------
Distributable Cash from Operations, as defined                      $    -
                                                                    =========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of June 30, 1996, was approximately $14,666,340. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($8,619,189 at June 30, 1996), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

  As of June 30, 1996, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equalled $2,743,606.

  At June 30, 1996, the Partnership's had reserves of $225,821 in cash and cash equivalents. By April 30, 1996, distributable cash flow from seven of the Local Limited Partnerships to which the Partnership delivered purchase money notes was distributed to the Partnership in the amount of $288,086. On April 30, 1996, the Partnership used such cash distributions to pay a portion of the accrued and unpaid interest on the related Purchase Money Notes.

  In 1996, the Partnership received $2,919 of interest payments on the long-term purchase money notes of Linden Park Associates Limited Partnership held by the Partnership, and accrued unpaid interest of $106,121. As of June 30, 1996, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $279,924.

Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

       The Partnership's net loss increased to $957,159 in the first half of 1996 from $762,938 in the first half of 1995 primarily as a result of an increase in the Partnership's interest expense and decreases in its equity in the income of the Local Limited Partnerships and interest income.

       The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income decreased $3,602 to $14,572 in the first half of 1996 from the first half of 1995. This decrease is attributable to both lower interest rates and lower cash balances.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


       The Partnership's interest expense increased to $923,909 in 1996 from $739,469 in the first half of 1995. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

       The Partnership's equity in income (loss) from the Local Limited Partnerships was $10,810 in the first half of 1996 and $35,970 in the first half of 1995. The Partnership's share of total net losses reported from the Local Limited Partnerships increased by $56,687. However, losses not recorded by the Partnership from five Local Limited Partnerships, because its related investment amount in such partnerships had already been reduced to zero, also increased by $31,527, resulting in a net decrease of only $25,160 in income recognized.

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

                                 LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP

                                 By:   TNG Properties Inc.
                                       Managing General Partner



                                 By:   /s/ Michael A. Stoller
                                       Michael A. Stoller
                                       President and CEO



Date:     August 8,1996