Form 10-Q
period 1996-09-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1996-11-14
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the period ended September 30, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the transition period from ___________________ to _____________________


Commission file number  0-13520


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


             Massachusetts                              04-2828131
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


 27 Christina Street, Suite 203, Newton, MA                       02161
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (617) 244-2242


               210 South Street, 7th Floor, Boston, MA 02111-2725
                 (Former address, if changed from last report)



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

                                      INDEX



                                                                           Page

Part I:  Financial Information

Financial Statements:

        Balance Sheets, September 30, 1996 and December 31, 1995            3-4

        Statements of Operations for the Three Months
          Ended September 30, 1996, and 1995 and the Nine Months              5
          Ended September 30, 1996 and 1995

        Statements of Cash Flows for the Nine Months Ended
          September 30, 1996, and 1995                                        6

        Notes to Financial Statements                                       7-9

Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         10-11

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS


                                             (Unaudited)           (Audited)
                                         September 30, 1996    December 31, 1995
                                         ------------------    -----------------

Assets

Current assets:

    Cash and cash equivalents                   $  175,942           $  293,331

    Other current assets                                97                  108
                                                ----------           ----------

        Total current assets                       176,039              293,439

Long-term notes and accrued interest
    receivable                                     119,721              111,850

Investments in local limited
    partnerships                                 2,320,563            2,559,088
                                                ----------           ----------

        Total assets                            $2,616,323           $2,964,377
                                                ==========           ==========

























                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)


                                               (Unaudited)         (Audited)
                                           September 30, 1996  December 31, 1995
                                           ------------------  -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates               $    62,274        $    88,771
    Accounts payable                                   1,004               -
    Accrued expense                                    1,150             15,650
    Accrued interest payable                         494,541            304,628
                                                 -----------        -----------

        Total current liabilities                    558,969            409,049

Purchase money notes                               9,075,646          8,151,571
                                                 -----------        -----------

        Total liabilities                          9,634,615          8,560,620
                                                 -----------        -----------

Partners' deficit:
    General partners:
        Capital contributions                          4,202              4,202
        Accumulated losses                          (170,974)          (156,753)
                                                 -----------        -----------
                                                    (166,772)          (152,551)
                                                 -----------        -----------

    Limited partners (21,576 Units):
        Capital contributions (net of
          offering costs of $1,134,440)            9,649,520          9,649,520
        Accumulated losses                       (16,501,040)       (15,093,212)
                                                 -----------        -----------
                                                  (6,851,520)        (5,443,692)
                                                 -----------        -----------

        Total partners' deficit                   (7,018,292)        (5,596,243)
                                                 -----------        -----------

        Total liabilities and partners'
           deficit                               $ 2,616,323        $ 2,964,377
                                                 ===========        ===========
















   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three Months Ended           For the Nine Months Ended
                                                        September 30,                     September 30,
                                              -------------------------------      ------------------------
                                              1996               1995              1996                1995
                                              ----               -----             ----                ----

Interest income                               $    6,076        $    7,176         $     20,648    $     25,350

Expenses:

  Interest expense                               480,631           403,018            1,404,540       1,142,487

  General and administrative expense              29,085            19,735               87,717          97,348
                                               ---------        ----------         ------------    ------------

    Total expenses                               509,716           422,753            1,492,257       1,239,835
                                               ---------        ----------         ------------    ------------

Loss before equity in local
  limited partnership operations                (503,640)         (415,577)          (1,471,609)     (1,214,485)
                                              ----------        ----------         ------------    ------------

Equity in income (loss) of local
  limited partnership investments                 38,750           (12,446)              49,560          23,524
                                              ----------        ----------         ------------    ------------

Net loss                                      $ (464,890)       $ (428,023)        $ (1,422,049)   $ (1,190,961)
                                              ==========        ==========         ============    ============

Net loss per Limited  Partnership  Unit,
based on 21,576 Units  outstanding  at
September 30, 1996 and 21,616 units
outstanding at September 30, 1995             $   (21.33)       $   (19.61)        $     (65.25)   $     (54.55)
                                              ==========        ==========         ============    ============




















   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the Nine Months Ended
                                                                                                      September 30,
                                                                                      --------------------------------------
                                                                                      1996                              1995
                                                                                      ----                              ----

Cash flows from operating activities:
    Cash distributions from local limited partnerships                                 $ 288,086                         $  316,819
    Interest payments on purchase money notes                                           (290,553)                          (316,109)
    Cash paid for Partnership administration expenses                                   (127,711)                           (88,551)
    Interest received                                                                     12,789                             15,686
                                                                                      ----------                       ------------
      Net cash used in operating activities                                             (117,389)                           (72,155)
                                                                                      ----------                       ------------

Net decrease in cash and cash equivalents                                               (117,389)                           (72,155)

Cash and cash equivalents at:
    Beginning of period                                                                  293,331                            293,255
                                                                                       ---------                       ------------
    End of period                                                                      $ 175,942                          $ 221,000
                                                                                       =========                       ============


Reconciliation of net loss to net cash used in operating activities:

Net loss                                                                             $(1,422,049)                       $(1,190,961)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Share of income of local limited partnership investments                         (49,560)                           (23,524)
        Cash distributions from local limited partnerships                               288,086                            316,819
        Interest expense added to purchase money notes, net of discount amortization     924,074                            746,247
        Interest income added to long-term notes receivable, net of discount
          amortization, and interest received                                             (7,871)                           (10,653)
        Decrease (increase) in other current assets                                           11                            (38,882)
        (Decrease) increase in:
          Accrued interest payable                                                       189,913                             80,131
          Accounts payable to affiliates                                                 (26,497)                            48,668
          Accounts payable                                                                 1,004                               -
          Accrued expenses                                                               (14,500)                              -
                                                                                     -----------                       ------------

        Net cash used in operating activities                                        $  (117,389)                      $    (72,155)
                                                                                     ===========                       ============






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


2.      Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of September 30, 1996. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's Annual Report for the year ended December 31, 1995.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                (Unaudited)         (Audited)
                                               September 30,       December 31,
                                                    1996              1995
                                                -----------        ------------

Total acquisition cost to the Partnership       $ 9,356,379        $  9,356,379

    Additional capital contributed by the
        Partnership                                  11,425              11,425

    Partnership's share of losses of Local
        Limited Partnerships                     (3,793,287)         (3,842,845)

    Cash distributions received from Local
        Limited Partnerships                     (3,253,954)         (2,965,871)
                                                -----------        ------------

Investments in Local Limited Partnerships      $  2,320,563        $  2,559,088
                                               ============        ============









                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                              For the Nine Months Ended
                                                     September 30,
                                             -----------------------------
                                             1996                     1995
                                             ----                     ----

Rental and other income                   $3,890,563                $3,808,310
Expenses:
    Operating expenses                     2,464,566                 2,353,649
    Interest expense                         908,248                   928,703
    Depreciation and amortization            713,563                   713,563
                                          ----------                ----------
       Total expenses                      4,086,377                 3,995,915
                                          ----------                ----------

Net loss                                 $  (195,814)              $  (187,605)
                                         ===========               ===========

Partnership's share of net loss          $  (190,318)              $  (186,111)
                                         ===========               ===========

Other partners' share
    of net income (loss)                  $   (5,496)               $   (1,494)
                                          ==========                ==========


        The differences between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the nine months ended September 30, 1996 and 1995 and the share of loss in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses as follows:

                                                     For the Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                    1996                 1995
                                                    ----                 ----
Share of income (loss) in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations         $ 49,560             $ 23,524

Partnership's share of loss in the above
    summarized Statements of Operations           (190,318)            (186,111)
                                                  --------            ---------
        Difference                                $239,878             $209,635
                                                  ========             ========

Unrecorded losses:
Linden Park                                       $165,293             $152,035
Brierwood Ltd.                                      21,709               13,435
Brierwood II, Ltd.                                   9,032                4,753
Pine Forest Apartments, Ltd.                        24,902               39,412
Surry Manor                                         18,942                    -
                                                 ---------             --------
    Total                                         $239,878             $209,635
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


4.      Transactions with Affiliates

        During  the  nine  months  ended   September  30,  1996,  and  1995  the
Partnership recognized general and administrative expenses owed to the current or predecessor Managing General Partner, as follows:
                                                1996              1995
                                                ----              ----
Reimbursement of Partnership
  administration expenses                     $36,234           $33,463
Partnership management fees                    37,500            37,500

        As of September 30, 1996 and 1995, accounts payable to affiliates totalling $62,274 and $54,870, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $11,774 and $17,370, respectively, and partnership management fees of $50,500 and $37,500, respectively.


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the nine months ended September 30, 1996, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                       $  20,648

Less:  Interest income added to long-term notes
         receivable, net of discount amortization                   (11,863)

       General and administrative expenses per
         Statement of Operations                                    (87,717)
                                                                   --------
Cash from Operations, as defined                                    (78,932)
                                                                   --------
Distributable Cash from Operations, as defined                     $      -
                                                                   ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of September 30, 1996, was approximately $14,862,203. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($9,075,646 at September 30, 1996), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

  As of September 30, 1996, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equalled $2,757,011.

  At September 30, 1996, the Partnership's had reserves of $175,942 in cash and cash equivalents.

  In 1996, the Partnership received $4,623 of interest payments on the long-term purchase money notes of Linden Park Associates Limited Partnership held by the Partnership, and accrued unpaid interest of $108,958. As of September 30, 1996, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $282,761.

Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

       The Partnership's net loss increased to $1,422,049 in the first nine months of 1996 from $1,190,961 in the first nine months of 1995 primarily as a result of the increase in the Partnership's interest expense.

       The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income decreased $4,702 to $20,648 in the first nine months of 1996 from the first nine months of 1995. This decrease is attributable to both lower interest rates and lower cash balances.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


       The Partnership's interest expense increased to $1,404,540 in the first nine months of 1996 from $1,142,487 in the first nine months of 1995. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

       The Partnership's equity in income (loss) from the Local Limited Partnerships was $49,560 in the first nine months of 1996 and $23,524 in the first nine months of 1995. The Partnership's share of total net losses reported from the Local Limited Partnerships increased by $4,207. However, losses not recorded by the Partnership from five Local Limited Partnerships, because its related investment amount in such partnerships had already been reduced to zero, increased by $30,243, resulting in a net increase of $26,036 in income recognized.

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


                                    LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP

                                    By:         TNG Properties Inc.
                                                Managing General Partner



                                    By:         /s/
                                                Michael A. Stoller
                                                President and CEO


                                    By:         TNG Properties Inc.
                                                Managing General Partner



                                    By:         /s/
                                                Wilma R. Brooks
                                                Chief Financial Officer


Date:     November 12, 1996