Form 10-K405
period 1996-12-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-03-31
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the transition period from                     to

Commission file number  0-13520

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             Massachusetts                              04-2828131
     (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

 27 Christina Street, Suite 203, Newton, Massachusetts        02161
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (617) 244-2242

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant:
Not applicable

                    Documents incorporated by reference: None

                        Exhibits Index on Pages: 165-178

                                     PART I

Item 1.  Business

        The Registrant, Liberty Housing Partners Limited Partnership (the "Partnership"), is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on March 20, 1984. Until December 27, 1995, the partners in the Partnership consisted of Liberty Real Estate Corporation, the managing general partner (the "Former Managing General Partner"), LHP Associates Limited Partnership, the associate general partner (the "Former Associate General Partner") and, together with the Former Managing General Partner, (the "Former General Partners"), and 998 Limited Partners owning 21,576 units of Limited Partnership Interest ("Units").

        The Units were offered and sold commencing July 13, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering was completed on July 12, 1985.

        On December 27, 1995, the Former General Partners withdrew from the Partnership and TNG Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), was admitted to the Partnership as a substitute general partner with an interest equivalent to the aggregate interests of the Former General Partners.

        The Partnership will terminate on December 31, 2020, unless sooner dissolved or terminated as provided in Section 11 of the Amended Agreement of Limited Partnership dated as of July 13, 1984, as amended to date (the "Partnership Agreement").

        The Partnership has no employees. Under the Partnership Agreement, the Managing General Partner is solely responsible for the operation of the Partnership and its properties.

        The Partnership is engaged in only one industry segment, the business of investing in, operating, owning, leasing and improving interests in real estate through ownership of interests in other limited partnerships (the "Local Limited Partnerships") which own and operate government- assisted, multi-family rental housing complexes. As described in Item 2, the Partnership owns interests in 13 Local Limited Partnerships, each of which owns and operates a government-assisted, garden-style, residential multi-family housing complex. Each complex consists of one-to-three- story buildings of wood frame and brick construction located on landscaped lots. The apartments within each of the complexes contain fully equipped kitchens and some of the complexes include swimming pools.

        The Partnership paid for two of the 13 limited partnership interests in cash upon acquisition. The Partnership paid for 11 of such limited partnership interests by delivery of cash, short-term promissory notes (which have all been paid in full) and nonrecourse promissory notes which bear interest at the rate of 9% per annum ("Purchase Money Notes"). Each Purchase Money Note permits interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. The Purchase Money Notes do not require payment of any portion of the principal amount of the notes prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder).

As a result of these interest accrual and payment provisions, each Purchase Money Note will require a substantial balloon payment at maturity. The payment of each Purchase Money Note is secured by a pledge of the Partnership's interest in the Local Limited Partnership to which the note relates. The Purchase Money Notes had an original term of from 15 to 17 years and mature at varying dates during 1999, 2000 and 2001. Additional information concerning the Purchase Money Notes is set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations." One of the two Local Limited Partnerships in which the Partnership acquired its interest for cash issued purchase money notes in connection with the purchase of its housing complex. Such notes have terms which are substantially identical to those of the Purchase Money Notes, and are secured by a pledge by all of the partners in such Local Limited Partnership (including the Partnership) of their respective partnership interests therein. See the table under Item 2 (Properties) below.

        The Partnership does not intend to make any additional investments. The Partnership's business is not seasonal.

        In connection with the Partnership's investment in the Local Limited Partnerships, Liberty LGP Limited Partnership, an affiliate of the Former General Partners ("Liberty LGP") acquired co-general partnership interests or special limited partnership interests in each of the Local Limited Partnerships. In some cases, such interests entitle Liberty LGP to approve or disapprove certain actions proposed to be taken by the unaffiliated general partners of the Local Limited Partnership (the "Local General Partners"). In all cases, Liberty LGP, acting alone, is authorized to cause each Local Limited Partnership to sell and/or refinance the project owned by such Local Limited Partnership. On December 27, 1995, TNG Properties, Inc. acquired the 99% limited partnership interest in Liberty LGP. Liberty Housing Corporation retained the 1% general partner interest, and Michael A. Stoller, President and CEO of the Managing General Partner acquired all of the outstanding stock of Liberty Housing Corporation from the Former Managing General Partner.

        The Partnership's investments are and will continue to be subject to various risks, including the following: (1) The risk that Partnership funds will not be sufficient to enable the Partnership to pay its debts and obligations. Among the Partnership's liabilities are the Purchase Money Notes. Such notes do not require payments during their term, except to the extent of cash distributions from the Local Limited Partnerships, but will require substantial balloon payments at maturity. The Partnership may not have funds sufficient to repay such notes at maturity. See Item 7.

(2) Risk of recapture of previously claimed tax losses as a result of the Partnership's inability to pay at maturity the Purchase Money Notes. As a result of such recapture, the investors in the Partnership would have taxable income from the Partnership, and the associated income tax liability, without cash distributions from the Partnership with which to satisfy such income tax liability.

(3) The risks associated with an investment in a partnership, including tax risks as a result of possible adjustments by the IRS to federal income tax returns filed by the Partnership and its Partners, and other tax risks.

(4) Risks that the federal government will cease or reduce funding of housing subsidies, including subsidies under the Section 8 and Section 236 programs, both of which provide substantial operating revenues to many of the Local Limited Partnerships.

(5) Possible restrictions imposed by Federal, state or local agencies that provide government assistance to the projects, which may limit the amount of costs which may be passed on to tenants in the form of rent increases, limit future direct government assistance to Local Limited Partnerships, or restrict the Partnership's ability to sell or refinance its Local Limited Partnership interests.

(6) The risk that properties owned by Local Limited Partnerships will not generate income sufficient to meet their operating expenses and debt service or to fund adequate reserves for capital expenditures.

(7) Continuing quality of on-site management of the local properties. Such on-site management is subject to direct control by the Local General Partners of the Local Limited Partnerships and not by the Partnership.

(8) Possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-building, a decrease in employment, or adverse changes in real estate selling laws, which may reduce the desirability of real estate in a particular area.

(9) Circumstances over which the Local Limited Partnerships may have little or no control, such as fires, earthquakes, and floods.

Item 2. Properties

        The Partnership owns limited partnership interests in 13 Local Limited Partnerships, each of which owns the fee interest in a government-assisted residential multi-family rental housing complex. The following table reflects:
(1) the name of each of the Local Limited Partnerships and the percentage of the total interests in the Local Limited Partnership represented by the Partnership's interest; (2) the date on which the Partnership acquired each of such interests; (3) the consideration paid for each interest, (including purchase money notes); (4) the original principal amount, the aggregate amount of the principal and accrued and unpaid interest outstanding as of December 31, 1996, and the maturity date of the Purchase Money Notes relating to each interest; (5) the Partnership's share of the mortgage indebtedness of each Local Limited Partnership; (6) the size and the location of the housing project owned by each Local Limited Partnership; and (7) the government program pursuant to which the complex receives assistance and the number of housing units in the project receiving such assistance.

        More detailed information related to the properties owned by the Local Limited Partnerships, including their respective amounts of mortgage indebtedness is included in Schedule III, Real Estate and Accumulated Depreciation, included in Item 8, and is contained in the separate financial statements of the Local Limited Partnerships. It is unlikely that operating cash flows from the Local Limited Partnerships will generate any distributions to investors in the Partnership, because in nearly all cases, the Partnership's share of operating cash flows from the properties owned by the Local Limited Partnerships must be applied to repayment of accrued interest and principal on the related Purchase Money Notes.


Item 2. Properties

                                                 Purchase Money Notes
                                           -----------------------------
                                                       Unpaid
                                                      Principal               At Acquisition
                                    Total                and               --------------------    Description of Apartment Complex
    Name/Percentage      Interest  Acquisi-  Original  Interest            LHPLP       Total      ---------------------------------
  Ownership of Local    Acquisiton  tion    Principal   as of   Maturity  Share of    Invested            Geographic    Government
  Limited Partnership      Date     Cost    Amount(A)  12/31/96   Date    Local Debt  Assets (C)  Size     Location   Assistance (D)
----------------------- ---------- -------- --------- --------- --------  ----------  ----------  -----   ----------  --------------
98% interests are owned
in the following Local
Limited Partnerships(B):

 1 Glendale Manor        8/31/84  $810,000  $450,000  $584,981  8/29/2000  $929,000  $1,739,000  50 Units  Clinton, SC  221(d)(4)
   Apartments                                                                                    30,310 SF              100%
                                                                                                 5.5 Acres              Section 8(E)

 2 Surry Manor, Ltd.     8/31/84   740,000   360,000   647,304   7/9/2001 1,006,000   1,746,000  44 Units  Dobson, NC   221(d)(4)
                                                                                                 27,253 SF              100%
                                                                                                 5.0 Acres              Section 8(E)

 3 Oxford Homes          9/28/84 1,004,000   644,000   825,765  9/28/1999   653,000   1,657,000  50 Units  Oxford, NC   221(d)(4)
   for the Elderly,                                                                              26,672 SF              100%
   Ltd.                                                                                          4.5 Acres              Section 8(E)

 4 Williamston           9/28/84 1,064,000   664,000   708,395  9/28/1999   649,000   1,713,000  50 Units  Williamstown, 221(d)(4)
   Homes for the                                                                                 26,496 SF       NC     100%
   Elderly, Ltd.                                                                                 7 Acres                Section 8(E)

 5 Fuquay-Varina         9/28/84 1,118,000   707,000   753,207  9/28/1999   822,000   1,940,000  60 Units  Fuqyay       221(d)(4)
   Homes for the                                                                                 35,056 SF -Varina, NC  100%
   Elderly, Ltd.                                                                                 6 Acres                Section 8(E)

 6 Fiddlers Creek        9/28/84 2,876,000 1,750,000 2,826,436  9/28/1999 2,396,000   5,272,000  160 Units Winston      221(d)(4)
   Apartments                                                                                    126,900SF -Salem, NC
                                                                                                 15 Acres

 7 Austintown           10/30/84 3,081,000 1,600,000 3,222,822 10/30/1999 3,635,000   6,716,000  200 Units Austintown,  236 HUD
   Associates                                                                                    189,200SF       OH     100%
                                                                                                 20 Acres               Section 8(E)

 8 Osuna Apartments     11/30/84 2,042,000 1,300,000 2,603,637 11/27/1999 1,527,000   3,569,000  110 Units Albuquerque, 236 HUD
   Company                                                                                       97,400 SF     NM      Section 8,(E)
                                                                                                 7.3 Acres                 22 Units

9 Linden Park           12/06/84 2,997,000 1,800,000 2,707,748 12/11/1999 3,359,000   6,356,000  198 Units Triangle,    221(d)(4)
  Associates                                                                                     164,327 SF  VA         VA Housing
  Limited Partnership                                                                            10 Acres               Development
                                                                                                                        Authority
                                                                                                                        Interest
                                                                                                                        Subsidy

                                   (Continued)



                                       5





Item 2. Properties, continued

                                                 Purchase Money Notes
                                           -----------------------------
                                                       Unpaid
                                                      Principal               At Acquisition
                                    Total                and               --------------------    Description of Apartment Complex
    Name/Percentage      Interest  Acquisi-  Original  Interest            LHPLP       Total      ---------------------------------
  Ownership of Local    Acquisiton  tion    Principal   as of   Maturity  Share of    Invested            Geographic    Government
  Limited Partnership      Date     Cost    Amount(A)  12/31/96   Date    Local Debt  Assets (C)  Size     Location   Assistance (D)
----------------------- ---------- -------- --------- --------- --------  ----------  ----------  -----   ----------  --------------
94% interests are owned
in the following Local
Limited Partnerships(B):

10 Pine Forest        10/29/84   736,000     350,000     702,340 10/30/1999 1,190,000   1,926,000  64 Units  Cairo, GA   515 RECD
   Apartments, Ltd.                                                                                53,344 SF             521 RECD
                                                                                                   6 Acres               29 Units

11 Brierwood, Ltd.    10/29/84   563,000     270,000     550,362 10/30/1999   838,000   1,401,000  56 Units  Bainbridge, 515 RECD
                                                                                                   42,840 SF      GA     521 RECD
                                                                                                   6 Acres               33 Units

12 Meadowwood, Ltd.   10/29/84 1,001,000     610,000   1,261,185 10/30/1999 1,004,000   2,005,000  80 Units  Tifton,GA   515 RECD
                                                                                                   67,416 SF
                                                                                                   6.8 Acres

13 Brierwood II, Ltd. 01/25/85   101,000                                      351,000     452,000  18 Units  Bainbridge, 515 RECD
                                                                                                   12,402 SF      GA
                                                                                                   1.4 Acres

                             ----------- ----------- -----------          ----------- -----------
   Total Acquisitions        $18,133,000 $10,505,000 $17,394,182          $18,359,000 $36,492,000  1,140 units
                             =========== =========== ===========          =========== ===========


                                   (Continued)







Item 2. Properties, continued
(A)  Purchase Money Notes bear interest at 9% per annum (See Note 6 to Financial  Statements).  Notes issued in conjuction  with the acquisition of Linden Park were issued by the Local Limited Partnership;  all other notes were issued by the Partnership.  Each note requires no principal  payments prior to maturity.  Each note requires payment of interest prior to maturity solely to the extent of cash distributions from the Local Limited  Partnership to which the note relates.  To the extent interest is not paid currently,  it accrues  and is payable at  maturity.  Accordingly,  each note will  require a  substantial  balloon  payment at maturity.

     The total of principal  and accrued and unpaid  interest  outstanding  at December  31, 1996 on the Purchase  Money Notes is as
follows:

                         Principal            Interest             Total
                         ---------            --------             -----
Obligation of:
    The Partnership      $8,705,000          $5,981,434         $14,686,434
    Linden Park           1,800,000             907,748           2,707,748
                        -----------          ----------         -----------
                        $10,505,000          $6,889,182         $17,394,182
                        ===========          ==========         ===========

(B)  Where the  Partnership  has acquired a 98% interest as investor  partner,  the Local General  Partner has retained a 1% general partner interest and Liberty LGP has acquired a 1% general partner interest.  Where the Partnership has acquired a 94% interest as investor  partner,  the Local General Partner has retained a 5% general  partner  interest and Liberty LGP has acquired a 1%
     Special Limited Partner interest.

(C)  The amount of any partnership management fee, as defined in the Partnership Agreement,  which may be accrued and unpaid for any year is limited to a specified percentage of Invested Assets, as defined in the Partnership Agreement.

(D)  Government Assistance:
     221 (d) (4):   Mortgage is insured by HUD
     Section 8:     Rental Assistance from HUD for low or elderly housing
     515 RHS:       Mortgage financing and interest subsidies from RHS pursuant to Section 515 of the Housing Act of 1949
     521 RHS:       Rental assistance from RHS pursuant to Section521 of the Housing Act of 1949
     236 HUD:       Mortgage insurance and interest subsidies from HUD

(E)  Section 8 rental assistance contracts expire as follows:
     Glendale Manor Apartments                                         05/2000
     Surry Manor, Ltd.                                                 07/2000
     Oxford Homes for the Elderly, Ltd.                                07/1998
     Williamston Homes for the Elderly, Ltd.                           09/1998
     Fuquay-Varina Homes for the Elderly, Ltd.                         05/1998
     Austintown Associates                                             11/1998
     Osuna Apartments Company                                          08/1999

Item 3.  Legal Proceedings

        There are no material pending legal proceedings to which the Partnership is a party or, to the knowledge of the Managing General Partner, of which any of the properties owned by the Local Limited Partnerships is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

        None


                                     PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters

        (a)  Market Information

        The Partnership's outstanding securities consist of units of limited partnership interest ("Units"). There is no public market for the Units, and it is not anticipated that such a public market will develop. Transfer of the Units is subject to compliance with state and federal securities laws, and in various states is subject to compliance with the minimum investment and suitability standards imposed by the Partnership and applicable "blue sky" laws.

        (b)  Holders.

        As of March 18, 1997, there were 999 holders of record of the 21,576 Units outstanding.

        (c)  Dividends.

        The Partnership Agreement requires that Distributable Cash from Operations (as defined in the Partnership Agreement) be distributed 99% to the Limited Partners and 1% to the General Partners, to the extent then available, within 120 days after completion of the Partnership's fiscal year.

        The Partnership Agreement provides that Cash from Sales or Refinancings (as defined in the Partnership Agreement), if any, received by the Partnership, will be distributed (i) first, until the Limited Partners have received an amount equal to their total invested capital, 100% to the Limited Partners, and
(ii) the balance, 85% to the Limited Partners and 15% to the General Partners; provided however that if the amount of Cash from Sales or Refinancings exceeds the amount of profits for tax purposes arising from such sale or refinancing, the amount of such excess is distributed to those Partners, if any, who have positive balances in their capital accounts following any

Item 5. Market for the Partnership's Securities and Related Security Holder Matters, continued

distributions made pursuant to clause (i) in connection with such sale or refinancing, in proportion to and to the extent of such positive balances, and prior to any distributions pursuant to clause (ii).

        No   distributions   have  been  made  by  the  Partnership   since  its
organization in 1984.

Item 6.  Selected Financial Data

        The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report. Amounts are expressed in thousands with the exception of per Unit calculations.

                                 For the Years Ended December 31,
                       ----------------------------------------------------
                          1996      1995       1994       1993       1992
                          ----      ----       ----       ----       ----

Interest income        $    61    $    32    $    36    $    34    $    43
Net loss (1,962)        (1,564)    (1,527)    (1,364)    (1,488)
Net loss per Unit(a)    (90.02)    (71.77)    (69.92)    (62.47)    (68.15)
Total assets at
  December 31            2,587      2,964      3,174      3,833      4,283
Long-term debt
  (including
  current portion,
  net of discount)
  at December 31         9,684      8,152      6,864      5,869      5,002
Distributable Cash
  From Operations
  per Unit(a)                -          -          -          -          -

(a) Per Unit calculations as presented above are based on 21,576 Units outstanding as of the end of December 31, 1996 and 1995 and 21,616 units outstanding for the years ended December 31, 1992 through 1994.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

The Partnership.

        The Partnership is liable for the amount of the purchase money notes delivered to purchase its interests in the Local Limited Partnerships (as hereinafter described), and for the Partnership's day-to-day administrative and operating expenses.

        The Partnership acquired its interests in two Local Limited Partnerships for cash. The Partnership acquired its interests in the other eleven Local Limited Partnerships by delivery of cash, short-term promissory notes (all of which have been paid in full) and purchase money promissory notes which bear interest at the rate of 9% per annum (the "Purchase Money Notes"). The payment of each Purchase Money Note is secured by a pledge of the Partnership's interest in the Local Limited Partnership to which the note relates. Each note had an initial term of 15 to 17 years, and the Purchase Money Notes mature at varying dates between September 1999 and July 2001. None of the Purchase Money Notes is cross-defaulted to the others, nor are the Purchase Money Notes cross-collateralized in any manner.

        The terms of each Purchase Money Note permit interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. Generally, the amount of such cash distributions have not been sufficient in any year to pay the full amount of interest accrued for that year on the Purchase Money Notes. The Purchase Money Notes do not require payment of any portion of the principal amount of the note prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder). Accordingly, each Purchase Money Note will require a substantial balloon payment at maturity. The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of December 31, 1996, as set forth in the table included in Item 2 above, was $14,686,434. The outstanding obligations are expected to increase annually until maturity as interest continues to accrue under the Purchase Money Notes. The aggregate outstanding principal amount of the Purchase Money Notes reported on the
Partnership's Balance Sheet ($9,684,281 at December 31, 1996), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation (as presented in Item 2 and discussed above) expected at maturity of the notes.

        Linden Park Limited Partnership, one of the two Local Limited Partnerships in which the Partnership acquired its interest for cash ("LPLP"), issued purchase money notes in connection with the purchase of its housing complex. The terms of such notes are substantially identical to those of the Partnership's Purchase Money Notes, requiring no payment of principal prior to maturity and permitting interest to accrue prior to maturity to the extent LPLP's cash flow is insufficient to pay such interest.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources, continued

        The Partnership acquired its interest in LPLP for cash, and accordingly, no Purchase Money Notes were delivered in connection therewith. However, LPLP delivered purchase money notes in the original principal amount of $1,800,000 in connection with LPLP's acquisition of the housing project which it owns (the "LPLP Notes"). The LPLP Notes are secured by a pledge of LPLP's cash flow, and by a pledge by each of the partners in LPLP (including the Partnership) of its respective interest in LPLP. The LPLP Notes were issued on December 6, 1984, bear interest at the rate of 9% per annum and mature on December 11, 1999. The LPLP Notes permit interest to accrue to the extent that cash flow of LPLP is not sufficient to enable LPLP to pay interest on a current basis. The LPLP Notes do not require payment of any portion of the principal amount thereof prior to maturity (except that such notes require immediate payment following a default (as defined therein) by LPLP thereunder). As a result of such interest accrual and payment provisions, the LPLP Notes will require substantial balloon payments at maturity. As of December 31, 1996 the unpaid principal amount of and accrued and unpaid interest on the LPLP Notes equaled $2,707,748. In order for LPLP to pay at maturity the LPLP Notes, LPLP would most likely be required to sell or refinance its housing project in a transaction generating proceeds sufficient to repay the notes. There can be no assurance that LPLP will be able to successfully consummate any of such types of transactions. Accordingly, the LPLP Notes, while not technically Purchase Money Notes issued by the Partnership, will present the same issues to the Partnership as will the maturity of the Purchase Money Notes.

        In order to pay at maturity the Purchase Money Notes with respect to any particular Local Limited Partnership, the Partnership will most likely be required to (a) sell its interest in the Local Limited Partnership for a price equal to or greater than the amounts due under the associated notes (b) obtain financing in an amount sufficient to repay the notes or (c) cause the Local Limited Partnership to sell or refinance its housing project in a transaction sufficient to repay indebtedness encumbering the project and generate net proceeds to the Partnership sufficient to enable the Partnership to repay the notes. Alternatively, the Partnership could seek extension or modification of the payment terms of the Purchase Money Notes. The process of exploring and negotiating any of the foregoing alternatives will require substantial time, effort and resources. There can be no assurance that the Partnership will be able to successfully consummate any of such types of transactions.

        If Partnership funds are insufficient to pay when due the Purchase Money Notes, the holders of the Purchase Money Notes will have the right to foreclose on the Partnership's respective interests in the Local Limited Partnerships. The sale or other disposition by the Partnership of its interests in the Local Limited Partnerships, including in connection with such a foreclosure, is likely to result in recapture of previously claimed tax losses to the Partnership and may have other adverse tax consequences to the Partnership and to the Limited Partners. Such recapture may cause some or all of the Limited Partners to have taxable income from the Partnership without cash distributions from the Partnership with which to satisfy the tax liability resulting therefrom.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources, continued

        The only sources of Partnership funds are (i) distributions from the Local Limited Partnerships (substantially all of which are presently required to be applied to payment of interest accruing on the Purchase Money Notes), (ii) payments to the Partnership of amounts due under certain promissory notes acquired by the Partnership from one of the Local Limited Partnerships (as hereinafter described) and (iii) Partnership reserves. At December 31, 1996, the Partnership's had reserves of $163,915 (in cash and cash equivalents), compared with $293,331 at December 31, 1995. Such reserves have partially funded the Partnership administrative expenses, including expense reimbursement to the Former Managing General Partner. Due to the assignment of the Former Managing General Partner's interest to the current Managing General Partner, the Partnership incurs certain administrative costs, including the partnership Management Fee, which are earned by or reimbursed to the current Managing General Partner. As discussed more fully in Note 6 to the financial statements, such administrative costs were $98,240 and $88,771 in 1996 and 1995, respectively.

        In connection with the assignment of the Former General Partners' interests to the current Managing General Partner, the Former Managing General Partner refunded to the Partnership certain amounts previously received from the Partnership as expense reimbursements. The amount refunded in respect of expenses accrued prior to January 1, 1995 has been recorded as a $3,202 contribution to the Partnership's capital by the Former Managing General Partner.

        During 1996, 1995 and 1994, distributable cash flow from the Local Limited Partnerships (LLP's) to which the Partnership delivered purchase money notes was distributed to the partnership, as follows: 1996: Seven LLP's - $288,086; 1995: Eight LLP's - $316, 819; and 1994: Eight LLP's - $298,385. On
April 30, 1996, 1995, and 1994, the Partnership used such cash distributions to pay a portion of the accrued and unpaid interest on the related Purchase Money Notes.

        In 1989, the Partnership purchased long-term purchase money notes of Linden Park Associates Limited Partnership, one of the Local Limited Partnerships ("Linden Park"). Such notes represent obligations of Linden Park to former partners whose partnership interests were purchased for resale to the Partnership (in connection with the Partnership's acquisition of an interest in Linden Park). The Partnership purchased such notes, which had an outstanding principal amount of $173,803 plus accrued and unpaid interest of $49,692, as of the date of acquisition, for $58,000. The notes mature on December 11, 1999, and bear interest at 9% per annum, payable only to the extent of available cash from Linden Park's operations. During 1996, the Partnership received $35,410 of interest payments on such notes and accrued unpaid interest of $81,450. As of December 31, 1996, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $255,253.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

The Local Limited Partnerships.

          The liquidity of the Local Limited Partnerships in which the Partnership has invested is dependent on the ability of the respective Local Limited Partnerships, which own and operate government assisted multi-family rental housing complexes, to generate cash flow sufficient to fund operations and debt service and to maintain working capital reserves. Each of the Local Limited Partnerships is regulated by government agencies which require monthly funding of certain operating and capital improvements reserves and which regulate the amount of cash to be distributed to owners. Each Local Limited Partnership's source of funds is rental income received from tenants and government subsidies. Certain of the Local Limited Partnership's receive rental income pursuant to Section 8 rental assistance contracts which expire beginning in 1998 and continuing through 2000. Certain government programs are currently in place which may allow the Local Limited Partnerships to renew or extend this government subsidy. It is not certain whether these programs will be available at the time the existing Section 8 contracts expire.

        Each  of  the  Local   Limited   Partnerships   has  incurred   mortgage
indebtedness as reflected in Item 8 in Schedule III - Real Estate and Accumulated Depreciation. The mortgage loans provide for equal monthly payments of principal and interest in amounts which will reduce the principal amount of the loans to zero at maturity. Each of the maturity dates of the respective mortgages is substantially beyond the due date of the Purchase Money Note obligations. Upon a sale of a property by a Local Limited Partnership the mortgage indebtedness of such property must be satisfied prior to distribution of any funds to the partners in the Local Limited Partnership.

Partnership Operations

        The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate. The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income increased to $61,407 in 1996 from $32,035 in 1995. The increase was principally attributible to interest payments received on the long-term note receivable ($35,410 in 1996 versus $2,919 in 1995.) Interest income was $36,118 in 1994. The decrease in 1995 over 1994 was mainly due to lower reserve balance during the year.

        The Partnership's interest expense increased to $1,904,536 in 1996 from $1,569,007 in 1995 and $1,138,651 in 1994. Such increases are attributable to the accrual of interest under the Purchase Money Notes. Refer to Note 7 to the Financial Statements.

        General and administrative expenses of the Partnership were $143, 556 in 1996, $121,353 in 1995 and $157,756 in 1994. In 1995, the Partnership was
charged for less expense reimbursements by the Former Managing General Partner due to the assignment of its interest in the Partnership.

        Average occupancy levels at the projects owned by the Local Limited Partnerships ranged from 94% to 100% in 1996, and 89% to 100% in 1995 and 1994.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Partnership Operations, continued

        The Partnership's equity in income (losses) from the Local Limited Partnerships was $24,678 in 1996, $94,133 in 1995 and ($86,319) in 1994. The
recognition of income in 1995 and 1996 and decrease in equity in loss of Local Limited Partnership investments in 1994 is primarily attributable to the fact that the Partnership did not record losses for four Local Limited Partnerships because its related investment account in such partnerships had already been reduced to zero. In 1996, the Partnership did not record approximately $125,000 of net losses for four Local Limited Partnerships and was able to apply $55,714 of loss carry forwards against the current year net income of one Local Limited Partnership. In 1995 and 1994, approximately $256,000 and $259,000, respectively, of net losses were not recorded. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in any of the Local Limited Partnerships.

        Because of the above discussed factors, net loss increased to $1,962,007 in 1996 from $1,564,192 and $1,526,608 in 1995 and 1994, respectively.

        The operations of the Partnership and of each of the Local Limited Partnerships are subject to numerous risks, including material tax risks. See
Item 1 above.

Item 8.  Financial Statements and Supplementary Data

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX

                                                                        Page

Financial Statements:

        Balance Sheets, December 31, 1996 and 1995                     16-17

        Statements of Operations for the Years
          Ended December 31, 1996, 1995 and 1994                          18

        Statements of Changes in Partners' Deficit
          for the Years Ended December 31, 1996, 1995 and 1994            19

        Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994                                20

        Notes to Financial Statements                                  21-30

Independent Auditors' Report                                              31
Report of Independent Accountants for the year ended
  December 31, 1994                                                       32

Separate Financial Statements, including
  Reports of Independent Accountants, for
  Significant Subsidiaries:

        Fuquay-Varina Homes for the Elderly, Ltd.                      33-62
        Fiddlers Creek Apartments, Ltd.                                63-93
        Austintown Associates                                         94-127
        Osuna Apartments Company                                     128-157

Financial Statement Schedules:

        Independent Auditors' Report                                     158

        Schedule III - Real Estate and Accumulated Depreciation          159


All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS

                                                    December 31,
                                           ---------------------------
                                               1996             1995
                                               ----             ----
Assets

Current assets:

    Cash and cash equivalents              $  163,915       $  293,331

    Other current assets                           31              108
                                           ----------       ----------

        Total current assets                  163,946          293,439


Long-term notes and accrued interest
    receivable                                127,668          111,850

Investments in local limited
    partnerships                            2,295,189        2,559,088
                                           ----------       ----------
                                           $2,586,803       $2,964,377
                                           ==========       ==========














                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)


                                                           December 31,
                                                  ----------------------------
                                                       1996            1995
                                                       ----            ----
Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates                $     58,271    $     88,771
    Accounts payable                                     1,000            --
    Accrued expense                                     15,600          15,650
    Accrued interest payable                           385,901         304,628
                                                  ------------    ------------

        Total current liabilities                      460,772         409,049

Purchase money notes                                 9,684,281       8,151,571
                                                  ------------    ------------

        Total liabilities                           10,145,053       8,560,620
                                                  ------------    ------------

Partners' deficit:
    General partners:
        Capital contributions                            4,202           4,202
        Accumulated losses                            (176,373)       (156,753)
                                                  ------------    ------------
                                                      (172,171)       (152,551)
                                                  ------------    ------------

    Limited partners (21,576 Units in 1996
      and in 1995):
        Capital contributions (net of
          offering costs of $1,134,440)              9,649,520       9,649,520
        Accumulated losses                         (17,035,599)    (15,093,212)
                                                  ------------    ------------
                                                    (7,386,079)     (5,443,692)
                                                  ------------    ------------

        Total partners' deficit                     (7,558,250)     (5,596,243)
                                                  ------------    ------------

        Total liabilities and partners' deficit   $  2,586,803    $  2,964,377
                                                  ============    ============




   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                          For the Years Ended December 31,
                                          --------------------------------
                                          1996           1995          1994
                                          ----           ----          ----

Interest income                      $    61,407    $    32,035    $    36,118

Expenses:

  Interest expense                     1,904,536      1,569,007      1,318,651

  General and administrative
    expense                              143,556        121,353        157,756
                                     -----------    -----------    -----------

    Total expenses                     2,048,092      1,690,360      1,476,407
                                     -----------    -----------    -----------

Loss before equity in income(loss)
  of local limited partnership
  investment                          (1,986,685)    (1,658,325)    (1,440,289)

Equity in income (loss) of local
  limited partnership
  investment                              24,678         94,133        (86,319)
                                     -----------    -----------    -----------

Net loss                             $(1,962,007)   $(1,564,192)   $(1,526,608)
                                     ===========    ===========    ===========

Net loss per Limited
  Partnership Unit, based
  on 21,576 Units outstanding
  in 1996 and 1995 and
  21,616 units outstanding
   in 1994                           $    (90.02)   $    (71.77)   $    (69.92)
                                     ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the years ended December 31, 1996, 1995 and 1994


                              General        Limited
                              Partners      Partners        Total
                              --------      --------        -----
Partners' deficit
  at December 31, 1993     $  (124,845)   $(2,383,800)   $(2,508,645)


    Net loss                   (15,266)    (1,511,342)    (1,526,608)
                           -----------    -----------    -----------

Partners' deficit
  at December 31, 1994     $  (140,111)   $(3,895,142)   $(4,035,253)


    Net loss                   (15,642)    (1,548,550)    (1,564,192)

    Capital Contributed          3,202           --            3,202
                           -----------    -----------    -----------

Partners' deficit
  at December 31, 1995     $  (152,551)   $(5,443,692)   $(5,596,243)


    Net loss                   (19,620)    (1,942,387)    (1,962,007)
                           -----------    -----------    -----------

Partners' deficit
    at December 31, 1996   $  (172,171)   $(7,386,079)   $(7,558,250)
                           ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                              For the Years Ended December 31
                                                                       -----------------------------------------
                                                                            1996           1995          1994
                                                                            ----           ----          ----

Cash flows from operating activities:
    Cash distributions from local limited
        partnerships                                                   $   288,577    $   316,819    $   298,385
    Interest payments on purchase money notes                             (290,554)      (316,109)      (298,885)
    Cash paid for Partnership administration
        expenses                                                          (173,106)       (23,136)      (310,340)
    Interest received                                                       45,667         19,300         30,721
                                                                       -----------    -----------    -----------
      Net cash used in operating activities                               (129,416)        (3,126)      (280,119)
                                                                       -----------    -----------    -----------

Cash flows from financing activity:
    Contributions from former general partners                                --            3,202           --
                                                                       -----------    -----------    -----------
        Net cash provided by financing activity                               --            3,202           --
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash and
     cash equivalents                                                     (129,416)            76       (280,119)

Cash and cash equivalents at:
    Beginning of period                                                    293,331        293,255        573,374
                                                                       -----------    -----------    -----------
    End of period                                                      $   163,915    $   293,331    $   293,255
                                                                       ===========    ===========    ===========

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                               $(1,962,007)   $(1,564,192)   $(1,526,608)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Share of (income) losses of local limited
          partnership investments                                          (24,678)       (94,133)        86,319
        Cash distributions from local limited
          partnerships                                                     288,577        316,819        298,385
        Interest expense added to purchase money
          notes, net of discount amortization                            1,532,710      1,287,533        994,985
        Interest income added to long-term
          notes receivable, net of discount
          amortization, and interest received                              (15,818)       (14,607)        (5,485)
        Decrease (increase) in other current assets                             77          1,870           (539)
        (Decrease) increase in:
          Accrued interest payable                                          81,273        (34,635)        25,408
          Accounts payable to affiliates                                   (30,500)        82,569       (150,752)
          Accounts payable                                                   1,000           --           (1,832)
          Accrued expenses                                                     (50)        15,650           --
                                                                       -----------    -----------    -----------

        Net cash used in operating activities                          $  (129,416)   $    (3,126)   $  (280,119)
                                                                       ===========    ===========    ===========

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

        The Partnership Agreement authorized the sale of up to 30,010 units of Limited Partnership Interest ("Units") of which 21,616 were subscribed for and sold as of the completion of the offering on July 12, 1985. During fiscal 1995, the Partnership recorded as cancelled and no longer outstanding 40 units which were formally abandoned by the holders of such units.

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

2.      Significant Accounting Policies

        The  Partnership   records  are  maintained  on  the  accrual  basis  of
accounting.

        Investments in Local Limited Partnerships are accounted for by the equity method whereby costs to acquire the investments, including cash paid, notes issued and other costs of acquisition, are capitalized as part of the investment account. The Partnership's equity in the earnings or losses of each of the Local Limited Partnerships is reflected as an addition to or reduction of the respective investment account. The Partnership does not recognize losses which reduce its investment account below zero.

        Cash equivalents at December 31, 1996 and 1995, consist of a 16 day certificate of deposit with interest accruing at a rate of 4.3 percent and a 14 day certificate of deposit with interest accruing at a rate of 4.5 percent, respectively, and money market fund investments with no stated maturity, valued at cost, which approximates market value.

        Discounts on long-term purchase money notes are amortized over the terms of the related notes using the effective interest method. Discounts on long-term notes receivable are amortized

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

2.      Significant Accounting Policies, continued

over the term of the notes using the effective interest method.

        Net loss per Unit is based on the weighted average number of Units outstanding in the applicable year. Refer to Note 1 for information regarding profit and loss sharing ratios. No provision for income taxes has been made since the liability for such taxes is the obligation of the Partners rather than the Partnership.

3.      Changes in Accounting Principles

        In 1996, the partnership adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No adjustment was required as a result of the adoption of SFAS No. 121.

4.      Investments in Local Limited Partnerships

        The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which own and operate government assisted multi-family housing complexes. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

        Twelve Local Limited Partnership interests were acquired from withdrawing partners of existing Local Limited Partnerships and one Local Limited Partnership interest was acquired from a newly formed Local Limited Partnership. In conjunction with the acquisition of eleven of the Local Limited Partnership interests from withdrawing partners, the Partnership issued long-term purchase money notes in the aggregate principal amount of $8,705,000, before discount, to such withdrawing partners. In conjunction with the acquisition of one of the Local Limited Partnership interests, the Local Limited Partnership issued purchase money notes to withdrawing partners amounting to $1,800,000 with the same terms as the purchase money notes issued by the Partnership in connection with its acquisition of interests in other Local Limited Partnerships. All of the Purchase Money Notes carry simple interest at 9% per annum. Interest is payable annually but only to the extent of cash distributed from the respective Local Limited Partnerships. Both principal and unpaid interest are due at maturity. Recourse on such purchase money notes is limited to the Partnership's respective Local Limited Partnership interests which are pledged as security on the notes. See Note 7 for further information on Purchase Money Notes.

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


4.  Investments in Local Limited Partnerships, continued

                                               Years Ended December 31,
                                               ------------------------
                                                1996            1995
                                                ----            ----

Total acquisition cost to the Partnership   $ 9,356,379    $ 9,356,379

Additional capital contributed by the
    Partnership                                  11,425         11,425

Partnership's share of losses of Local
    Limited Partnerships                     (3,818,174)    (3,842,845)

Cash distributions received from Local
    Limited Partnerships                     (3,254,441)    (2,965,871)
                                            -----------    -----------

Investments in Local Limited Partnerships   $ 2,295,189    $ 2,559,088
                                            ===========    ===========


        Summarized financial information from the combined financial statements of all Local Limited Partnerships is as follows:

                            Summarized Balance Sheets
                            -------------------------
                                                      December 31,
                                                      ------------
                                                  1996             1995
                                                  ----             ----
Assets:

  Investment property, net
        of accumulated depreciation           $ 17,379,631    $ 16,911,657
  Current assets                                 2,637,472       2,847,206
  Other assets                                     307,297         320,313
                                              ------------    ------------
    Total assets                              $ 20,324,400    $ 20,079,176
                                              ============    ============

Liabilities and Partners' Equity (Deficit):

  Current liabilities                         $  1,945,146    $    970,055
  Long-term debt, net of discounts              17,217,990      17,583,554
                                              ------------    ------------
    Total liabilities                           19,163,136      18,553,609

  Partnership's equity(deficit)                  1,344,630       1,703,695
  Other partners' equity(deficit)                 (183,366)       (178,128)
                                              ------------    ------------
    Total liabilities and
      partners' equity(deficit)               $ 20,324,400    $ 20,079,176
                                              ============    ============

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

                       Summarized Statements of Operations
                       -----------------------------------

                                        For the Years Ended December 31,
                                        -------------------------------
                                       1996          1995           1994
                                       ----          ----           ----

Rental and other income           $ 5,199,572    $ 5,191,089    $ 5,051,090
Expenses:
  Operating expenses                3,298,651      3,185,215      3,340,402
  Interest expense                    954,170      1,242,398      1,111,356
  Depreciation and amortization       991,323        922,690        951,056
                                  -----------    -----------    -----------
    Total expenses                  5,244,144      5,350,303      5,402,814
                                  -----------    -----------    -----------

Net loss                          $   (44,572)   $  (159,214)   $  (351,724)
                                  ===========    ===========    ===========

Partnership's share of net loss   $   (45,752)   $ (161,616)    $  (345,328)
                                  ===========    ===========    ===========

Other partners' share
  of net income (loss)            $     1,180    $     2,402    $    (6,396)
                                  ===========    ===========    ===========

        The difference between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the years ended December 31, 1996 through 1994 and the share of loss in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses as follows:

                                                       1996         1995         1994
                                                       ----         ----         ----

Share of income (loss) in Local
Limited Partnership Investments
in the Partnership's
Statement of Operations                              $  24,678    $  94,133    $ (86,319)

Partnership's share of income(loss) in
the above summarized
Statements of Operations                               (44,572)    (161,616)    (345,328)
                                                     ---------    ---------    ---------
        Difference                                   $  69,250    $ 255,749    $ 259,009
                                                     =========    =========    =========

Unrecorded Losses:
  Linden Park (Prior year loss
    carry forward applied against 1996 net income)   $ (55,714)   $ 192,452    $ 119,871
  Brierwood, Ltd.                                       36,982       16,115       44,188
  Brierwood II, Ltd.                                    20,189        4,458       14,666
  Pine Forest Apartments, Ltd.                          39,870       42,724       80,284
  Surry Manor                                           28,145         --           --
  Other                                                   (222)        --           --
                                                     ---------    ---------    ---------
        Total                                        $  69,250    $ 255,749    $ 259,009
                                                     =========    =========    =========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


4.  Investments in Local Limited Partnerships, continued

  The Partnership's investment in Local Limited Partnerships reported in its Balance Sheet at December 31, 1996 and 1995 are, respectively, $950,559 and $855,393 greater than the Partnership's equity reported in the Summarized Balance Sheets above. This is related to the share of unrecorded losses of the five Local Limited Partnerships where the investment has been reduced to zero.

        The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd. Pine Forest Apartments, Ltd. and Surry Manor until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from these five partnerships have been recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

5.      Long-term Notes and Interest Receivable

        During 1989, the Partnership purchased long-term purchase money notes of Linden Park Associates Limited Partnership ("Linden Park"), a Local Limited Partnership. The notes represent obligations of Linden Park to former partners whose partnership interests were purchased for resale to the Partnership in connection with the Partnership's acquisition of an interest in Linden Park. The Partnership purchased such notes, which carried a face value of $173,803 plus accrued and unpaid interest of $49,692, for $58,000. The notes mature on December 11, 1999 and bear interest at 9% per annum payable only from available cash from operations of Linden Park. During the year ended December 31, 1996 the Partnership received $35,410 of interest on such notes. Any interest that is unpaid prior to maturity is due at maturity.

6.Transactions with Affiliates

        During the years ended December 31, 1996,  1995 and 1994 the Partnership
recognized  general  and   administrative   expenses  owed  to  the  current  or
predecessor Managing General Partner, as follows:

                                       1996            1995           1994
                                       ----            ----           ----
Reimbursement of Partnership
  administration expenses            $48,240         $38,771         $59,211
Partnership management fees           50,000          50,000          50,000

        As of December 31, 1996 and 1995, accounts payable to affiliates totaling $58,271 and $88,771 respectively, represents amounts owed for reimbursements of Partnership administration expenses of $7,771 and $38,771, respectively, and partnership management fees of $50,500 and $50,000, respectively.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS



7.      Long-term Purchase Money Notes

        Long-term purchase money notes consist of the following at December 31:

                                                  1996              1995
                                                  ----              ----
Purchase  Money  Notes,  due July 9,  2001,
  bearing  interest  at 9% per annum,
  collateralized by the Partnership's
  Local Limited Partnership interest
  in Surry Manor, Ltd.:
       Original principal balance               $   360,000     $   360,000
       Accrued and unpaid interest                  287,304         254,904

Purchase  Money Notes,  due August 29,
  2000, bearing  interest at 9% per annum,
  collateralized by the Partnership's
  Local Limited Partnership interest in
  Glendale Manor Apartments:
       Original principal balance                   450,000         450,000
       Accrued and unpaid interest                  134,981         132,680

Purchase Money Notes, due September 28,
  1999, bearing interest at 9% per annum,
  collateralized by the Partnership's
  Local Limited Partnership interest in
  Oxford Homes for the Elderly, Ltd.:
       Original principal balance                   643,600         643,600
       Accrued and unpaid interest                  182,165         159,241

Purchase Money Notes, due September 28,
  1999, bearing interest at 9% per annum,
  collateralized  by the  Partnership's
  Local  Limited Partnership interest in
  Williamston Homes for the Elderly, Ltd.:
       Original principal balance                   664,100         664,100
       Accrued and unpaid interest                   44,295          30,892

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS



7.     Long-term Purhase Money Notes (Continued)

                                                      1996           1995
                                                     ------         -----
Purchase Money Notes, due September 28,
  1999, bearing interest at 9% per annum,
  collateralized  by the  Partnership's
  Local  Limited  Partnership  interest  in
  Fuquay-Varina Homes for the Elderly, Ltd.:
       Original principal balance                    707,300        707,300
       Accrued and unpaid interest                    45,907         51,449

Purchase Money Notes, due September 28,
  1999, bearing interest at 9% per annum,
  collateralized by the Partnership's
  Local Limited Partnership interest in
  Fiddlers Creek Apartments:
       Original principal balance                  1,750,000      1,750,000
       Accrued and unpaid interest                 1,076,436      1,067,442

Purchase Money Notes, due
  October 30, 1999, bearing interest
  at 9% per annum, collateralized by the
  Partnership's Local Limited Partnership
  interest  in  Meadowwood, Ltd.:
       Original principal balance                    610,000        610,000
       Accrued and unpaid interest                   651,185        596,285

Purchase Money Notes, due
  October 30, 1999, bearing interest at
  9% per annum, collateralized  by the
  Partnership's Local Limited Partnership
  interest in Brierwood, Ltd.:
       Original principal balance                    270,000        270,000
       Accrued and unpaid interest                   280,362        256,062

Purchase Money Notes, due
  October 30, 1999, bearing interest at
  9% per annum, collateralized by the
  Partnership's Local Limited Partnership
  interest in Pine Forest Apartments, Ltd.:
       Original principal balance                   350,000        350,000
       Accrued and unpaid interest                  352,340        320,840

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


7.     Long-term Purhase Money Notes (Continued)

                                                    1996           1995
                                                    -----         -----
Purchase Money Notes, due
  October 30, 1999, bearing interest at
  9% per annum, collateralized  by the
  Partnership's Local Limited Partnership
  interest in Austintown Associates:
       Original principal balance                 1,600,000       1,600,000
       Accrued and unpaid interest                1,622,822       1,503,918

Purchase Money Notes, due
  November 27, 1999, bearing interest at
  9% per annum, collateralized by the
  Partnership's Local Limited Partnership
  interest in Osuna Apartments Company:
       Original principal balance                 1,300,000       1,300,000
       Accrued and unpaid interest                1,303,637       1,195,738
                                                -----------     -----------

  Total principal and accrued and unpaid
    interest at 9% at December 31                14,686,434      14,274,451

Aggregate discount on the above purchase
money notes plus accrued interest (based
upon average imputed interest rates of 19%)      (5,002,153)     (6,122,880)
                                                -----------     -----------

  Long-term purchase money note liability       $ 9,684,281     $ 8,151,571
                                                ===========     ===========

       The purchase money notes were originally discounted using an imputed interest rate of approximately 19% and assuming a certain level of cash flow from distributions from the underlying Local Limited Partnerships ("distributions"). Since 1990, on an annual basis, the Partnership has reviewed the estimated annual level of distributions expected to be received based on historical and re-forecasted future distributions and adjusted accordingly the future effective annual interest expense. The effective annual interest rate as of December 31, 1996 is approximately 21%.

       All of the purchase money notes and accrued interest thereon may be repaid without penalty prior to maturity. However, it is not anticipated that any principal payments will be made prior to maturity and therefore the principal balances are classified as long-term.

       The portion of interest which is expected to be paid currently is classified as a current liability and the portion of interest which is not expected to be paid until maturity has been reflected as interest added to purchase money note debt.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

8. Reconciliation of Loss in Financial Statements to Loss for Federal Income Tax Purposes

       A reconciliation of the loss reported in the Statements of Operations for the years ended December 31, 1996, 1995 and 1994, to the loss reported for Federal income tax purposes is as follows:

                                       1996           1995           1994
                                       ----           ----           ----
Net loss per Statements of
  Operations                      $(1,962,007)   $(1,564,192)   $(1,526,608)

Less: Excess of tax equity over
        book equity in loss of
        Local Limited
        Partnership                  (746,209)      (835,209)    (1,019,519)

Add:  Additional book basis
           interest                 1,033,449        728,881        520,283

         Expenses not deducted
         pursuant to I.R.C
         Section 267                  (30,500)        88,771           --
                                  -----------    -----------    -----------
Net loss for Federal income
  tax purposes                    $(1,705,267)   $(1,581,749)   $(2,025,844)
                                  ===========    ===========    ===========


9.     Disclosure About Fair Value of Financial Instruments

Long Term Notes Receivable
       Management does not believe it is practical to estimate the fair value of the notes receivable because notes with similar terms and provisions are not available to the partnership.

Purchase Money Mortgages Payable
       Management does not believe it is practical to determine the fair value of the Purchase Money Notes payable because notes with similar terms and provisions are not currently available to the partnership.

10.  Concentration of Credit Risk

       The partnership maintains its cash and cash equivalents in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by this bank. As of December 31, 1996, the uninsured portion of the cash and cash equivalents balances held at this institution was $63,915.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


11.  Statement of Distributable Cash from Operations (Unaudited)

       Distributable Cash From Operations for the year ended December 31, 1996, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations              $  61,407

Less:  Interest income added to long-term notes
         receivable, net of discount amortization          (15,818)

Plus:  1996 cash distributions to be received from
         Local Limited Partnerships                        371,992

Less:  1996 interest payments on purchase money
         notes to be paid out of 1996 cash
         distributions from Local Limited Partnerships    (371,992)

       General and administrative expenses per
         Statement of Operations                          (143,556)
                                                         ---------
Cash from Operations, as defined                           (97,967)
                                                         ---------
Distributable Cash from Operations, as defined           $    --
                                                         =========

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Liberty Housing Partners Limited Partnership


         We have audited the accompanying balance sheets of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Liberty Housing Partners Limited Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report, dated February 24, 1995, expressed an unqualified opinion on those statements.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of Liberty Housing Partners Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flow for the years then ended in conformity with general accepted accounting principles.



                                             /s/ REZNICK FEDDER & SILVERMAN
Boston, Massachusetts                         REZNICK FEDDER & SILVERMAN
March 18, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Liberty Housing Partners Limited Partnership
(a Massachusetts Limited Partnership)


We have audited the accompanying statements of operations, change in partners' deficit and cash flows of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Liberty Housing Partners Limited partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                   /s/ Coopers & Lybrand L.L.P.
                                                   Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 24, 1995

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                          INDEPENDENT AUDITORS' REPORTS
                              FINANCIAL STATEMENTS
                                       AND
                            SUPPLEMENTAL INFORMATION
                                DECEMBER 31, 1996

                                 C O N T E N T S




                                                                       Page


Certificate of Partners                                                  3

Management Agent's Certification                                         4

Independent Auditors' Report                                             5

Auditor Information                                                      6

Financial Statements:

    Balance sheet                                                        7
    Statement of partners' equity                                        8
    Statement of profit and loss                                      9-10
    Statement of cash flows                                          11-12
    Summary of accounting policies                                      13
    Notes to financial statements                                    14-16

Supplemental Information:                                            17-22

Independent Auditors' Report on the Internal Control Structure       23-24

Independent Auditors' Report on Compliance Based on an Audit of
    Financial Statements                                                25

Independent Auditors' Report on Compliance with Specific
    Requirements Applicable to Major HUD Programs                       26

Independent Auditors' Report on Compliance with Specific
    Requirements Applicable to Nonmajor HUD Programs                    27

Independent Auditors' Report on Compliance with Specific
    Requirements Applicable to Affirmative Fair Housing                 28

Schedule of Findings and Questioned Costs                               29

Auditors' Comments on Audit Resolution Matters Relating to
    the HUD Programs                                                    30

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                                December 31, 1996




                             CERTIFICATE OF PARTNERS



         We hereby certify that we have examined the accompanying financial statements of Fuquay- Varina Homes for the Elderly, Ltd. and, to the best of our knowledge and belief, the same are complete and accurate.


                                           GENERAL PARTNERS




                                           /s/ Billy P. Shadrick    2/18/97
                                           Billy P. Shadrick        Date




                                           Liberty LGP Limited Partnership



                                           Michael Stoller             Date


                                           Partnership Employer
                                           Identification Number:  56-1449307

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                                December 31, 1996



                        MANAGEMENT AGENT'S CERTIFICATION



         I hereby certify that I have examined the accompanying financial statements and supplemental information of Fuquay-Varina Homes for the Elderly, Ltd. and, to the best of my knowledge and belief, the same are complete and accurate.





                                       /s/ Billy P. Shadrick
                                       Billy P. Shadrick
                                       President, Triple S Management, Inc.





                                             2/18/97
                                       Date

                          Independent Auditors' Report

                                                              January 17, 1997


To the Partners
Fuquay-Varina Homes for the Elderly, Ltd.


         We have audited the accompanying balance sheet of Fuquay-Varina Homes for the Elderly, Ltd. , HUD Project No. 053-35198-PM-WAH-L8 (a North Carolina limited partnership) as of December 31, 1996, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuquay-Varina Homes for the Elderly, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1997 on our consideration of Fuquay-Varina Homes for the Elderly, Ltd. 's internal control structure and a report dated January 17, 1997, on its compliance with laws and regulations.

         The supplemental information on pages 17-22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Fuquay-Varina Homes for the Elderly, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.


                                        SHARRARD, McGEE & CO., P.A.

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                                December 31, 1996




                               AUDITOR INFORMATION


                                                             January 17, 1997



         The Audit Partner on this engagement was Carroll L. Royster, 1813 North Main Street, P.O. Box 5869, High Point, North Carolina 27262, (910)884-0410.

         Sharrard, McGee & Co., P.A.'s federal employer identification number is 56-1146197.

                                        SHARRARD, McGEE & CO., P.A.

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                                  BALANCE SHEET
                                December 31, 1996

                                     ASSETS

CURRENT ASSETS:
    1110        Petty cash                                               $       250
    1120        Cash in bank                                                  71 158
    1140        Accounts receivable - other                                   11 243
    1144        Accounts receivable - HAP                                        495       $      83 146
                                                                         -----------
DEPOSITS HELD IN TRUST - FUNDED:
    1191        Tenant security deposits (contra)                                                  9 085
RESTRICTED DEPOSITS AND FUNDED RESERVES:
    1310        Mortgage escrow deposits                                       14 667
    1320        Reserve for replacements                                       25 043             39 710
                                                                         ------------
PROPERTY, BUILDINGS, AND EQUIPMENT - AT COST (Note 3):
    1410        Land                                                           72 396
    1411        Land improvements                                               6 880
    1420        Buildings                                                   1 335 745
    1430        Building equipment - portable                                  38 826
    1450        Furniture for project administrative use                        1 155
    1460        Furnishings                                                    26 566
    1470        Maintenance equipment                                           5 769
    1492        Computer equipment                                              3 829
                                                                         ------------
                                                                            1 491 166
    4100        Less accumulated depreciation                                 603 240            887 926
                                                                         ------------
OTHER ASSETS:
    1902        Loan costs, net of accumulated
                   amortization                                                                   20 421
                                                                                           -------------

                                                                                           $   1 040 288
                                                                                           =============
                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    2110        Accounts payable - trade                                 $      2 563
    2112        Accounts payable - Triple S Management,
                   Inc. (Note 4)                                                1 841
    2114        Accounts payable - surplus cash
                   (Note 4)                                                     4 000
    2130        Accrued interest payable                                        4 563
    2320        Mortgage payable - current maturities
                   (Note 3)                                                    13 986         $   26 953
                                                                         ------------
DEPOSIT AND PREPAYMENT LIABILITIES:
    2191        Tenant security deposits (contra)                                                  8 653
LONG-TERM LIABILITIES:
    2320        Mortgage payable (Note 3)                                     730 143
                Less current maturities                                        13 986            716 157
                                                                         ------------
PARTNERS' EQUITY                                                                                 288 525
                                                                                              ----------

                                                                                             $ 1 040 288
                                                                                             ===========

                     See accompanying summary of accounting
                   policies and notes to financial statements.
                                       39


                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY
                      For the Year Ended December 31, 1996


                                                                                              Associate
                                                                  Investor Limited             General              Local General
                                          Total (100%)              Partner (98%)            Partner (1%)             Partner (1%)
                                    --------------------      --------------------     --------------------      -----------------

Balance at beginning
    of year                         $           293 964       $           302 874      $            (4 455)        $      (4 455)

Net income for the year                          44 685                    43 791                      447                   447

Withdrawals by partners                         (50 124)                  (49 122)                    (501)                 (501)
                                    -------------------       -------------------      -------------------         -------------

Balance at end of year              $           288 525       $           297 543      $            (4 509)        $      (4 509)
                                    ===================       ===================      ===================         =============


                     See accompanying summary of accounting
                   policies and notes to financial statements.

Statement of Profit and Loss    U.S. Department of Housing and Urban Development
                                Office of Housing
                                Federal Housing Commissioner
                                        OMB Approval No. 2502-0052(Exp. 1/31/95)
Public  Reporting  Burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including suggestions for reducing this burden, to the Reports Management Officer,  Office of Information Policies and Systems, U.S.
Department of Housing and Urban  Development,  Washington,  D.C.  20410-3600 and to the Office of Management  and Budget,  Paperwork
Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.

For Month/Period  Ending:                  Project         Project Name: FUQUAY-
Beginning                                  Number:          VARINA HOMES FOR THE
JANUARY 1, 1996   DECEMBER 31, 1996    053-35198-PM-WAH-L8        ELDERLY, LTD.

          Part I                          Description of Account                Acct. No.      Amount*
Rental Income 5100         Apartments or Member Carrying Charges (Coops)          5120    $    82,591
                           Tenant Assistant Payments                              5121    $   208,223
                           Furniture and Equipment                                5130    $
                           Stores and Commercial                                  5140    $
                           Garage and Parking Spaces                              5170    $
                           Flexible Subsidy Income                                5180    $
                           Miscellaneous (specify)                                5190    $
                           Total Rent Revenues Potential at 100% Occupancy                                   $290,814
Vacancies 5200             Apartments                                             5220    $    (1,057)
                           Furniture and Equipment                                5230
                           Stores and  Commercial                                 5240
                           Garage and Parking Spaces                              5270
                           Miscellaneous (specify)                                5290
                           Total Vacancies                                                                     (1,057)
                           Net Rental Revenue Rent Revenue Less Vacancies                                    $289,757
                           Elderly and Congregate Service Income --5300
                           Total Service Income (Schedule Attached)               5300                       $
Financial Revenue 5400     Interest Income--Project Operations                    5410    $     1,870
                           Income from Investments--Residual Receipts             5430    $
                           Income from Investments--Reserve for Replacement       5440    $       777
                           Income from Investments--Miscellaneous                 5490
                           Total Financial Revenue                                                           $  2,647
Other Revenue 5900         Laundry and Vending                                    5910    $     1,397
                           NSF and Late Charges                                   5920    $        28
                           Damages and Cleaning Fees                              5930    $        54
                           Forfeited Tenant Security Deposits                     5940    $
                           Other Revenue (specify)                                5990    $
                           Total Other Revenue                                                               $  1,479
                           Total Revenue                                                                     $293,883
Administrative Expenses    Advertising                                            6210    $
6200/6300                  Other Administrative Expense                           6250    $     2,840
                           Office Salaries                                        6310    $     2,891
                           Office Supplies                                        6311    $     3,596
                           Office or Model Apartment Rent                         6312    $
                           Management                                             6320    $    20,376
                           Manager or Superintendent Salaries                     6330    $    22,948
                           Manager or Superintendent Rent Free Unit               6331    $
                           Legal Expenses (Project)                               6340    $
                           Auditing Expenses (Project)                            6350    $     4,000
                           Bookkeeping Fees/Accounting Services                   6351    $     1,800
                           Telephone and Answering Service                        6360    $       955
                           Bad Debts                                              6370
                           Miscellaneous Administrative Expenses (specify)        6390    $
                           Total Administrative Expenses                                                     $ 59,406
Utilities Expense 6400     Fuel Oil/Coal                                          6420    $
                           Electricity (Light and Misc. Power)                    6450    $     4,249
                           Water                                                  6451    $     2,470
                           Gas                                                    6452    $
                           Sewer                                                  6453    $     3,248
                           Total Utilities Expense                                                           $  9,967

*All amounts must be rounded to the nearest dollar; $.50 and over, round up--$.49 and below, round down.
 See accompanying summary of accounting policies and notes to financial statements.

FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.           053-35198-PM-WAH-L8

Operating and              Janitor and Cleaning Payroll                           6510    $
Maintenance Expenses       Janitor and Cleaning Supplies                          6515    $     1,425
6500                       Janitor and Cleaning Contract                          6517    $
                           Exterminating Payroll/Contract                         6519    $       850
                           Exterminating Supplies                                 6520    $
                           Garbage and Trash Removal                              6525    $     2,488
                           Security Payroll/Contract                              6530    $
                           Grounds Payroll                                        6535    $
                           Grounds Supplies                                       6536    $     1,207
                           Grounds Contract                                       6537    $       950
                           Repairs Payroll                                        6540    $    17,770
                           Repairs Material                                       6541    $     4,567
                           Repairs Contract                                       6542    $     1,591
                           Elevator Maintenance/Contract                          6545    $
                           Heating/Cooling Repairs and Maintenance                6546    $
                           Swimming Pool Maintenance/Contract                     6547    $
                           Snow Removal                                           6548    $
                           Decorating Payroll/Contract                            6560    $     2,000
                           Decorating supplies                                    6561    $     2,393
                           Other                                                  6570    $       673
                           Miscellaneous Operating and Maintenance Expenses       6590    $
                           Total Operating and Maintenance Expenses                                          $ 35,914
Taxes and Insurance 6700   Real Estate Taxes                                      6710    $    15,210
                           Payroll Taxes (FICA)                                   6711    $     3,227
                           Miscellaneous Taxes, Licenses and Permits              6719    $
                           Property and Liability Insurance (Hazard)              6720    $     7,009
                           Fidelity Bond Insurance                                6721    $
                           Workmen's Compensation                                 6722    $     1,474
                           Health Insurance and Other Employee Benefits           6723    $     3,985
                           Other Insurance (specify)                              6729    $
                           Total Taxes and Insurance                                                         $ 30,905
Financial Expenses 6800    Interest on Bonds Payable                              6810    $
                           Interest on Mortgage Payable                           6820    $    55,213
                           Interest on Notes Payable (Long-Term)                  6830    $
                           Interest on Notes Payable (Short-Term)                 6840    $
                           Mortgage Insurance Premium/Service Charge              6850    $     3,681
                           Miscellaneous Financial Expenses                       6890    $
                           Total Financial Expenses                                                          $ 58,894
Elderly & Congregate       Total Service Expenses--Schedule Attached              6900                       $
Service Expenses 6900      Total Cost of Operations Before Depreciation                                      $195,086
                           Profit (Loss) Before Depreciation                                                 $ 98,797
                           Depreciation (Total)--6600 (specify)                   6600                       $ 49,130
                           Operating Profit or (Loss)                                                        $ 49,667
Corporate or Mortgagor     Office Salaries                                        7110    $
Entity Expenses 7100       Legal Expenses (Entity)                                7120    $
                           Taxes (Federal-State-Entity)                          7130-32  $
                           Other Expenses (Entity) Admin. Fee - 4,000             7190    $     4,982
                           Total Corporate Expenses Amortization 982                                         $  4,982
                           Net Profit or (Loss)                                                              $ 44,685
Warning: HUD will prosecute false claims and statements. Conviction may result lin criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C.  3729, 3802)

Miscellaneous or other income and expense  Sub-account  Groups. If miscellaneous or other income and/or expense sub- accounts (5190,
5290,  5490,  5990,  6390,  6590,  6729,  6890, and 7190) exceed the Account  Groupings by 10% or more,  attach a separate  schedule describing or explaining the miscellaneous income or expense.

Part II
1.       Total principal payments required under the mortgage, even if payments under a
         Workout Agreement are less or more than those required under t he mortgage.                         $ 12,978
2.       Replacement Reserve deposits required by the Regulatory Agreement or
         Amendments thereto, even if payments may be temporarily suspended or waived.                        $ 10,057
3.       Replacement or Painting Reserve releases which are included as expense items on
         this Profit and Loss statement                                                                      $  2,500
4.       Project Improvement Reserve Releases under the Flexible Subsidy Program that
         are included as expense items on this Profit and Loss Statement.                                    $      0

     See accompanying summary of accounting policies and notes to financial statements.



                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                             STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1996

Cash flows from operating activities:
    Rental receipts                                                                          $    289 197
    Interest receipts                                                                               2 647
    Other receipts                                                                                  1 479
                                                                                             ------------

                                                                                                  293 323
    Administrative                                                        $    (11 391)
    Management fees                                                            (20 352)
    Accounting fees                                                             (1 800)
    Operating and maintenance                                                  (19 341)
    Real estate taxes                                                          (15 210)
    Tenant security deposits                                                      (164)
    Salaries and wages                                                         (43 609)
    Miscellaneous taxes                                                         (3 227)
    Insurance                                                                  (12 468)
    Utilities                                                                   (9 967)
    Interest on mortgage note                                                  (55 295)
    Mortgage insurance                                                          (3 681)          (196 505)
                                                                          ------------       ------------

                 Net cash provided by operating activities                                         96 818

Cash flows from investing activities:
    Purchase of property and equipment                                         (13 532)
    Reserve for replacements - deposits                                        (10 834)
    Reserve for replacements - withdrawals                                       2 884
    Mortgage escrow deposits                                                      (969)
                                                                          ------------
                 Net cash used in investing activities                                            (22 451)

Cash flows from financing activities:
    Partnership administrative fee                                              (4 000)
    Mortgage principal payments                                                (12 978)
    Withdrawals by partners                                                    (50 124)
                                                                          ------------

                 Net cash used in financing activities                                            (67 102)
                                                                                             ------------

Net increase in cash                                                                                7 265

Cash at beginning of year                                                                          64 143
                                                                                             ------------

Cash at end of year                                                                          $     71 408
                                                                                             ============


                     See accompanying summary of accounting
                   policies and notes to financial statements.


                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                             STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1996
                                   (Continued)




Reconciliation of net income to net cash provided by operating activities:

    Net income                                                                    $  44 685
                                                                                  ---------

    Nonoperating expense included in determining
       net income                                                                     4 000

    Adjustments  to  reconcile  net  income to net cash
      provided  by  operating activities:
           Depreciation                                          $    49 130
           Amortization                                                  982         50 112
                                                                 -----------

    Decrease (increase) in assets:
           Accounts receivable                                          (495)
           Tenant security deposits                                   (1 307)        (1 802)
                                                                 -----------

    Increase (decrease) in liabilities:
           Accounts payable                                           (1 173)
           Accrued interest                                              (82)
           Tenant security deposits                                    1 143
           Prepaid rents                                                 (65)          (177)
                                                                 -----------       --------

    Total adjustments                                                                52 133
                                                                                   --------

    Net cash provided by operating activities                                      $ 96 818
                                                                                   ========



                     See accompanying summary of accounting
                   policies and notes to financial statements.

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                         SUMMARY OF ACCOUNTING POLICIES



MANAGEMENT ESTIMATES

         The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH EQUIVALENTS

         For purposes of the Statement of Cash Flows, the Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

BASIS OF REPORTING

         This report does not give effect to any assets that the partners may have outside their interests in the Partnership nor to any personal obligations, including income taxes, of the partners.


PROPERTY, EQUIPMENT AND DEPRECIATION

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives using the straight-line method.


INCOME TAXES

         No provision for income taxes has been included in these financial statements since the tax gains and losses pass through to and are reportable by the partners on their respective income tax returns. Taxable income or loss reported by the partners will differ from income or loss reflected in the financial statements, due to the different bases in certain assets (primarily property, buildings, and equipment) for financial reporting and income tax purposes.


AMORTIZATION

         Loan costs are amortized by using the straight-line method over the life of the mortgage loan.
                                       45

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION

         The Partnership was organized as a North Carolina limited partnership on February 28, 1977 to construct, own, and operate a 60-unit garden apartment project located in Fuquay-Varina, North Carolina, known as Fuquay-Varina Homes for the Elderly, Ltd., under Section 221(d)(4) of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. The Regulatory Agreement limits distributions of net operating receipts to "surplus cash" available at the end of semi-annual periods.

         On September 30, 1984, pursuant to an Amended and Restated Certificate of Limited Partnership dated as of that date, partners' ownership interests amounting to 99% of the existing partners' interests were transferred by the original partners to two new partners. As a result of the transfer of ownership interests, the Partnership, as of September 30, 1984, retained one of the original general partners as a local general partner, admitted a new general partner as associate general partner, and admitted a sole investor limited partner.

         After the aforementioned transfer, the Amended and Restated Certificate of Limited Partnership provides that profits and losses from operations be allocated 1% to the local general partner, 1% to the associate general partner, and 98% to the investor limited partner. In the case of certain events which are specified in the Partnership Agreement (for example, a sale or refinancing of the property), the allocation may be different than that described above for profits and losses from operations.


NOTE 2 - CONCENTRATION OF CREDIT RISK

         The Partnership's policy is to maintain its cash balances in reputable financial institutions insured by the Federal Deposit Insurance Corporation which provides $100,000 of insurance coverage on each customer's cash balances.

NOTE 3 - MORTGAGE PAYABLE

         The mortgage, originally in the amount of $863,400, is payable in monthly installments of $5,689, including interest at 7.5% per annum. The final payment is due in August 2018. The loan is secured by land and buildings and is insured by the Federal Housing Administration. Neither the Partnership nor any of the partners assume liability in the event of default.

       The maturities of this debt are as follows:
                1997                                       $       13 986
                1998                                               15 072
                1999                                               16 242
                2000                                               17 503
                2001                                               18 862
                2002 and after                                    648 478
                                                           --------------
                                                           $      730 143
                                                           ==============

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




NOTE 4 - RELATED PARTY TRANSACTIONS/IDENTITY OF INTEREST

A - Management of Project:

                  The Partnership contracted with Triple S Management, Inc. to manage the project. The contract calls for a management fee of 7% of gross revenue collections plus accounting fees of $2.50 per housing unit per month. Management and accounting fees are analyzed as follows:

                                                   Charged to
                                  Unpaid at        Operations        Unpaid at
                                 January 1,          During        December 31,
                                     1996             1996              1996
                                 -------------     ------------    -----------

   Management fees               $    1 667        $   20 376      $    1 691
   Accounting fees                      150             1 800             150
                                 ----------        ----------      ----------

                                 $    1 817        $   22 176      $    1 841
                                 ==========        ==========      ==========


B - Partnership Administrative Fee:

         For its services in overseeing the operations of the Partnership, the Partnership has agreed to pay its associate general partner a fee of $4,000 per annum. The Partnership administrative fee is payable from "surplus cash" as defined by HUD regulations.

C - Other:

         During 1996, the Partnership also paid Triple S Management, Inc. $2,891 for an occupancy specialist.


NOTE 5 - DISTRIBUTION

         The Partnership customarily makes a cash distribution of the maximum amount permitted by its Regulatory Agreement and other such restrictions under which it operates. In keeping with this custom, $50,124, including a Partnership administrative fee of $4,000, was distributed in the first quarter of 1996, and it is anticipated that $74,611 will be distributed in the first quarter of 1997.


NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Such instruments include cash and cash equivalents and long-term debt.

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

         Cash and Cash Equivalents:

         The carrying amount approximates fair value due to the short-term nature of these instruments.

         Long-Term Debt:

         The fair value of long-term debt is based on current rates at which the company could borrow funds with similar remaining maturities.


         The carrying amounts and estimated fair values of Fuquay-Varina Homes for the Elderly, Ltd.'s financial instruments as of December 31, 1996 are as follows:

                                             Carrying           Fair Value
                                             --------           ----------
 Financial assets:
     Cash and cash equivalents           $        71 408      $      71 408
                                         ===============      =============

 Financial liabilities:
     Long-term debt                      $       730 143      $     730 143
                                         ===============      =============

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                            SUPPLEMENTAL INFORMATION
                      For the Year Ended December 31, 1996



ACCOUNTS AND NOTES RECEIVABLE (OTHER THAN FROM REGULAR TENANTS)

     Name of                     Original            Balance
     Debtor       Date           Terms               Amount         Due
    ----------   ------         ----------          ---------      -----

      None



DELINQUENT TENANT ACCOUNTS RECEIVABLE
                                                  Number of
                                                   Tenants             Amount
                                                  ---------           --------
           Current
           Delinquent 30 days
           Delinquent 31-60 days                     NONE
           Delinquent 61-90 days
           Delinquent over 90 days




MORTGAGE ESCROW DEPOSITS

      Estimated amounts required as of December 31, 1996 for future payment of:

      City and county property taxes                            $      1 254
      Property insurance                                               7 009
      Mortgage insurance                                               3 681
                                                                ------------
                                                                      11 944
      Total confirmed by mortgagee                                    14 667
                                                                ------------

      Amount on deposit in excess of estimated requirements     $      2 723
                                                                ============




TENANT SECURITY DEPOSITS

         Tenant security deposits are held in a separate bank account(s) in the name of the project. (See Schedule of Funds in Financial Institutions for identification of these bank accounts.)

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                            SUPPLEMENTAL INFORMATION
                      For the Year Ended December 31, 1996
                                   (Continued)


RESERVE FOR REPLACEMENTS

         In  accordance  with  the  provisions  of  the  Regulatory   Agreement,
restricted cash is held by the mortgagee to be used for replacement of property with the approval of HUD as follows:

   Balance at beginning of year                         $    28 336

   Monthly deposits:
    8 @ $827.00                       $      6 616
    1 @ $903.00                                903
    3 @ $846.00                              2 538           10 057
                                      ------------

   Interest                                                     777
   Withdrawals:

                              Approval            Purpose of
  Authorized By                Date                Withdrawal

  HUD                        11/21/95             Refrigerators             $   (2 684)
  USCI, Inc.                 Various              Investment
                                                    service charge                (200)
  HUD                        12/24/96             Appliances, computer
                                                    equipment and
                                                    comprehensive needs
                                                    assessment                 (11 243)      (14 127)
                                                                            ----------       -------

                  Balance at end of year confirmed by mortgagee                             $ 25 043
                                                                                            ========

         The  mortgagee  charged a fee of $200 for  investing  the  reserve  for replacements fund.


ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)

                  Payable within 30 days                              None


ACCRUED TAXES (ACCOUNT 2150)

   Description      Basis for          Period             Date          Amount
      of Tax         Accrual          Covered             Due          Accrued
   -----------     ----------         -------             ----        --------
      None

COMPENSATION OF PARTNERS (FROM RENTAL INCOME)
      None

UNAUTHORIZED DISTRIBUTION OF PROJECT INCOME TO PARTNERS
      None


                                                  FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                                                     HUD PROJECT NO. 053-35198-PM-WAH-L8
                                                           (A Limited Partnership)
                                                          SUPPLEMENTAL INFORMATION
                                                    For the Year Ended December 31, 1996
                                                                 (Continued)


CHANGES IN PROPERTY, BUILDINGS, AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1996
                                                Cost                                   Accumulated Depreciation
                       ---------------------------------------------------  --------------------------------------------------
                           Balance                               Balance       Balance                               Balance
                         January 1,                             December     January 1,     Current                  December
                            1996       Additions    Deletions    31, 1996        1996      Provisions   Deletions    31, 1996
                           ------      ---------    ---------   ----------      ------     ----------   ---------    --------

      ASSETS
Land                   $   72 396                              $   72 396
Land improvements           6 880                                   6 880    $    3 361   $     689                  $   4 050
Buildings               1 335 745                               1 335 745       500 342      44 550                    544 892
Building equipment -
 portable                  36 869      $ 7 866     $  5 909        38 826        28 272       1 751      $  5 909       24 114
Furniture for
 project
 administrative use         1 155                                   1 155           745         100                        845
Computer equipment                       3 829                      3 829                       558                        558
Furnishings                26 566                                  26 566        26 499          67                     26 566
Maintenance
  equipment                 4 273        1 837          341         5 769         1 141       1 415           341        2 215
                       ----------    ---------      -------    ----------    ----------   ----------     ---------   ----------
                       $1 483 884    $  13 532      $ 6 250    $1 491 166    $  560 360   $  49 130     $   6 250   $  603 240
                       ==========    =========      =======    ==========    ==========   ==========     =========   ==========

NOTE:
  Additions to fixed assets were:        Dispositions of fixed assets included:

        Item             Cost                 Item               Cost
  -----------------   ----------         ---------------      -----------
  1 Storage Cabinet   $    1 030          1 Edger              $      341
  1 Edger                    383         11 Refrigerators           3 095
  1 Blower                   424         10 Ranges                  2 814
                                                               ----------
 11 Refrigerators          4 929                               $    6 250
                                                               ==========
 10 Ranges                 2 937
 Computer equipment        3 829
                      ----------
                      $   13 532
                      ==========

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                            SUPPLEMENTAL INFORMATION
                      For the Year Ended December 31, 1996
                                   (Continued)

SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS AS OF DECEMBER 31, 1996

A.      Funds Held by Mortgagor - Regular Operating Account

        1.     Lexington State Bank, Lexington, NC 1
               a. Fuquay-Varina Homes for the Elderly Rental
                  Trust Account                                     $   66 338
               b. Fuquay-Varina Homes for the Elderly Rental
                  Trust Account                                          3 120
        2.     The Fidelity Bank, Fuquay-Varina, NC 2
               a. Fuquay-Varina Homes for the Elderly Rental
                  Account                                                1 700
               b. Fuquay-Varina Homes for the Elderly Petty
                  Cash Account                                             250
                                                                    ----------
Operating Accounts - Subtotal                                           71 408
                                                                    ----------
B.      Funds Held by Mortgagor in Trust - Tenant Security Deposit

        1.     Lexington State Bank, Lexington, NC 1
               a. Fuquay-Varina Homes for the Elderly Security
                  Deposit - Trust Account - Interest Bearing             6 859
        2.     The Fidelity Bank, Fuquay-Varina, NC 2
               a. Fuquay-Varina Homes for the Elderly Security
                  Account/Trust Account - Noninterest Bearing            2 226
                                                                    ----------
        Tenant Security Deposit Accounts - Subtotal                      9 085
                                                                    ----------
Funds Held By Mortgagor - Total                                         80 493
                                                                    ----------
C.      Funds Held By Mortgagee in Trust 3

        1.     Tax and Insurance Escrow
               a. Bankers' Trust of New York - Demand Deposit           14 667
        2.     Reserve Fund for Replacements
               a. Bankers' Trust of New York - Money Market             25 043
                                                                    ----------

Funds Held by Mortgagee - Total                                         39 710
                                                                    ----------
Total Funds in Financial Institutions                               $  120 203
                                                                    ==========


1        Balances Confirmed by Lexington State Bank - January 13, 1997

2        Balances Confirmed by The Fidelity Bank - January 2, 1997

3        Balances  Confirmed by Reilly Mortgage  Associates,  L.P. - January 21,
         1997

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD PROJECT NO. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                            SUPPLEMENTAL INFORMATION
                      For the Year Ended December 31, 1996
                                   (Continued)


LISTING OF IDENTITY OF INTEREST COMPANIES AND ACTIVITIES DOING BUSINESS WITH OWNER/AGENT DURING THE YEAR ENDED DECEMBER 31, 1996:


       Company Name                                      Type of Service                    Amount Paid
       ------------                                      ---------------                    -----------

Triple S Management, Inc.                       Management and accounting service            $   22 176
                                                                                             ==========

Liberty LGP Limited Partnership                 Partnership administrative fee               $    4 000
                                                                                             ==========

Triple S Management, Inc.                       Occupancy specialist                         $    2 891
                                                                                             ==========

COMPUTATION OF SURPLUS CASH,               U.S. DEPARTMENT OF HOUSING
DISTRIBUTIONS AND RESIDUAL                 AND URBAN DEVELOPMENT
RECEIPTS                                   OFFICE OF HOUSING COMMISSIONER

PROJECT NAME
                                                    FISCAL PERIOD ENDED:       PROJECT NUMBER
FUQUAY-VARINA HOMES FOR THE
ELDERLY, LTD                                            12/31/96                053-35198-PM-WAH-L8

                                                   PART A - COMPUTE SURPLUS CASH
Cash
       1.  Cash (Accounts 1110,1120,1191,1192)                                 $80,493

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                            $   495

       3.  Other (describe) RESERVE REPLACEMENT
                                                                               $11,243
                                      (a) Total Cash (Add Lines 1, 2, and 3)                                  $92,231
Current Obligations
       4.  Accrued mortgage interest payable                                   $ 4,563

       5.  Delinquent mortgage principal payments                              $

       6.  Delinquent deposits to reserve for replacements                     $

       7.  Accounts payable (due within 30 days)                               $ 4,404

       8.  Loans and notes payable
           (due within 30 days)                                                $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                      $

       10. Accrued expenses (not escrowed)                                     $

       11. Prepaid Rents (Account 2210)                                        $

       12. Tenant security deposits liability (Account 2191)                   $ 8,653

       13. Other (Describe)    Excess Income                                   $

                                               (b) Less Total Current Obligations (Add Lines 4 through 13)    $17,620

                                               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))        $74,611
                        PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1.   Surplus Cash                                                                                           $74,611

Limited Dividend Projects

  2a. Distribution Earned During Fiscal Period
        Covered by the Statement                                               $

  2b. Distribution Accrued and Unpaid as of the
        End of the Prior Fiscal Period                                         $

  2c. Distributions Paid During Fiscal Period Covered by Statement             $

  3. Distributions Earned but Unpaid as of the End of
        the Fiscal Period Under Review (Line 2a + 2b - 2c)                     $

  4.   Amount Available for Distribution During Next Fiscal Period                                            $74,611

  5.   Deposit Due Residual Receipts
       (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)                             $     0

    PREPARED BY                                       REVIEWED BY

 LOAN TECHNICIAN                                    LOAN SERVICERIAN

 DATE                                               DATE

         Independent Auditors' Report on the Internal Control Structure


                                                              January 17, 1997

To the Partners
Fuquay-Varina Homes for the Elderly, Ltd.

         We have audited the financial statements of Fuquay-Varina Homes for the Elderly, Ltd. , HUD Project No. 053-35198-PM-WAH-L8 (a North Carolina limited partnership), as of and for the year ended December 31, 1996, and have issued our report thereon dated January 17, 1997. We have also audited Fuquay-Varina Homes for the Elderly, Ltd. 's compliance with requirements applicable to major HUD-assisted programs and have issued our reports thereon dated January 17, 1997.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July, 1993. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Fuquay-Varina Homes for the Elderly, Ltd. complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

         The management of Fuquay-Varina Homes for the Elderly, Ltd. is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that effectiveness of the design and operation of policies and procedures may deteriorate.

(Continued)

         In planning and performing our audit, we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Fuquay-Varina Homes for the Elderly, Ltd. and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

         We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Fuquay-Varina Homes for the Elderly, Ltd. 's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policies and procedures. Accordingly, we do not express such an opinion.

         Our consideration of the internal control structure policies and procedures used in administering HUD- assisted programs would not necessarily disclose all matters in the internal control structure that might constitute material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

         This  report  is  intended  for  the   information   of  the  partners,
management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.




                                        SHARRAD, McGEE & CO. P.A.

                Independent Auditors' Report on Compliance Based
                       on an Audit of Financial Statements



                                                            January 17, 1997


To the Partners
Fuquay-Varina Homes for the Elderly, Ltd.

         We have audited the financial statements of Fuquay-Varina Homes for the Elderly, Ltd. , HUD Project No. 053-35198-PM-WAH-L8 (a North Carolina limited partnership), as of and for the year ended December 31, 1996, and have issued our report thereon dated January 17, 1997.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

         Compliance with laws, regulations, contracts and grants applicable to Fuquay-Varina Homes for the Elderly, Ltd. is the responsibility of Fuquay-Varina Homes for the Elderly, Ltd. 's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Fuquay-Varina Homes for the Elderly, Ltd. 's compliance with certain provisions of laws, regulations, and contracts. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

         This  report  is  intended  for  the   information   of  the  partners,
management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.




                                             SHARRAD, McGEE & CO. P.A.

            Independent Auditors' Report on Compliance with Specific
                  Requirements Applicable to Major HUD Programs



                                                   January 17, 1997


To the Partners
Fuquay-Varina Homes for the Elderly, Ltd.

         We have audited the financial statements of Fuquay-Varina Homes for the Elderly, Ltd. , HUD Project No. 053-35198-PM-WAH-L8 (a North Carolina limited partnership), as of and for the year ended December 31, 1996, and have issued our report thereon dated January 17, 1997. In addition, we have audited Fuquay-Varina Homes for the Elderly, Ltd. 's compliance with specific program requirements governing Management, Maintenance and Replacement Reserve; Federal Financial Reports; Application, Eligibility, and Reexamination of Tenants; Security Deposits; Mortgage Status; Cash Receipts and Disbursements; and Management Functions that are applicable to each of its major HUD-assisted programs, for the year ended December 31, 1996. The management of Fuquay-Varina Homes for the Elderly, Ltd. is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Fuquay-Varina Homes for the Elderly, Ltd. 's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, Fuquay-Varina Homes for the Elderly, Ltd. complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1996.

         This  report  is  intended  for  the   information   of  the  partners,
management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.




                                        SHARRAD, McGEE & CO. P.A.

            Independent Auditors' Report on Compliance with Specific
                Requirements Applicable to Nonmajor HUD Programs



                                                           January 17, 1997



To the Partners
Fuquay-Varina Homes for the Elderly, Ltd.

         We have audited the financial statements of Fuquay-Varina Homes for the Elderly, Ltd. , HUD Project No. 053-35198-PM-WAH-L8 (a North Carolina limited partnership), as of and for the year ended December 31, 1996, and have issued our report thereon dated January 17, 1997.

         In connection with our audit of the 1996 financial statements of Fuquay-Varina Homes for the Elderly, Ltd. and with our consideration of Fuquay-Varina Homes for the Elderly, Ltd. 's internal control structure used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development in July, 1993, we selected certain transactions applicable to certain nonmajor HUD-assisted programs for the year ended December 31, 1996.

         As required by the Guide, we performed auditing procedures to test compliance with the requirements governing Federal Financial Reports; Management, Maintenance, and Replacement Reserve; Application, Eligibility, and Reexamination of Tenants; and Security Deposits that are applicable to those transactions. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Fuquay-Varina Homes for the Elderly, Ltd. 's compliance with these requirements. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This  report  is  intended  for  the   information   of  the  partners,
management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                   SHARRAD, McGEE & CO. P.A.

            Independent Auditors' Report on Compliance with Specific
               Requirements Applicable to Affirmative Fair Housing



                                                             January 17, 1997



To the Partners
Fuquay-Varina Homes for the Elderly, Ltd.

         We have audited the financial statements of Fuquay-Varina Homes for the Elderly, Ltd. , HUD Project No. 053-35198-PM-WAH-L8 (a North Carolina limited partnership), as of and for the year ended December 31, 1996, and have issued our report thereon dated January 17, 1997.

         We have applied procedures to test Fuquay-Varina Homes for the Elderly, Ltd. 's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs, for the year ended December 31, 1996.

         Our procedures were limited to the applicable compliance requirements described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Fuquay-Varina Homes for the Elderly, Ltd. 's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This  report  is  intended  for  the   information   of  the  partners,
management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                          SHARRAD, McGEE & CO. P.A.

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD Project No. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                      For the Year Ended December 31, 1996






                                      NONE

                    FUQUAY-VARINA HOMES FOR THE ELDERLY, LTD.
                       HUD Project No. 053-35198-PM-WAH-L8
                             (A Limited Partnership)
                 AUDITORS' COMMENTS ON AUDIT RESOLUTION MATTERS
                          RELATING TO THE HUD PROGRAMS
                      For the Year Ended December 31, 1996




         We performed a review of findings, if any, from previous HUD required annual audits, HUD-OIG audits, or HUD management reviews and determined that no significant findings remained uncorrected at the time of our review.

                         FIDDLERS CREEK APARTMENTS, LTD
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)

                          INDEPENDENT AUDITORS' REPORTS
                              FINANCIAL STATEMENTS
                                       AND
                            SUPPLEMENTAL INFORMATION

                                December 31, 1996

                                TABLE OF CONTENTS

                                                                      Page

CERTIFICATE OF PARTNERS                                                 1

MANAGEMENT AGENT'S CERTIFICATION                                        2

INDEPENDENT AUDITORS' REPORT ON
  AUDITED FINANCIAL STATEMENTS AND
  SUPPLEMENTAL INFORMATION                                            3 - 4

FINANCIAL STATEMENTS

  BALANCE SHEET                                                         5

  STATEMENT OF PARTNERS' EQUITY                                         6

  STATEMENT OF PROFIT AND LOSS                                        7 - 8

  STATEMENT OF CASH FLOWS                                             9 - 10

  NOTES TO FINANCIAL STATEMENTS                                      11 - 14

SUPPLEMENTAL INFORMATION                                             15 - 21

INDEPENDENT AUDITORS' REPORT ON
  THE INTERNAL CONTROL STRUCTURE                                     22 - 23

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
  WITH SPECIFIC REQUIREMENTS APPLICABLE
  TO MAJOR HUD PROGRAMS                                                24

SCHEDULE OF FINDINGS AND QUESTIONED COSTS                            26 - 28

AUDITORS' COMMENTS ON AUDIT RESOLUTION MATTERS
  RELATING TO THE HUD PROGRAMS                                         29

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                                December 31, 1996



                             CERTIFICATE OF PARTNERS



We hereby certify that we have examined the accompanying financial statements and supplemental information of Fiddlers Creek Apartments, Ltd. and, to the best of our knowledge and belief, the same is complete and accurate.

                                      GENERAL PARTNERS


                                      /s/Bob R. Badgett                 2-7-97
                                      ----------------------------------------
                                      Bob R. Badgett                      Date



                                      ----------------------------------------
                                                                          Date
                                      Liberty LGP Limited Partnership

                                      Partnership Employer Identification
                                      Number: 56-1449286

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                                December 31, 1996



                        MANAGEMENT AGENT'S CERTIFICATION



I hereby certify that I have examined the accompanying financial statements and supplemental information of Fiddlers Creek Apartments, Ltd. and, to the best of my knowledge and belief, the same is complete and accurate.



                                        /s/Bob R. Badgett
                                        ----------------------------------------
                                        Bob R. Badgett, President
                                        Housing Management, Inc.


                                         2-7-97
                                        ----------------------------------------
                                        Date

                  [Turlington and Company, L.L.P. Letterhead]





          INDEPENDENT AUDITORS' REPORT ON AUDITED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION



To the Partners                                      HUD Field Office Director
Fiddlers Creek Apartments, Ltd.                      Greensboro, North Carolina


We have audited the accompanying balance sheet of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership), as of December 31, 1996, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fiddlers Creek Apartments, Ltd. at December 31, 1996, and the results of its operations, and the changes in partners' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 15, 1997 on our consideration of Fiddlers Creek Apartments, Ltd.'s internal control structure, and reports dated January 15, 1997 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of formulating the opinion stated above. The supplemental information identified in the Table of Contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of Fiddlers Creek Apartments, Ltd. Such information has

          INDEPENDENT AUDITORS' REPORT ON AUDITED FINANCIAL STATEMENTS
                    AND SUPPLEMENTAL INFORMATION (CONTINUED)



been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


  /s/Turlington and Company, L.L.P.

January 15, 1997

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                                  BALANCE SHEET
                                December 31, 1996
                                -----------------

                                     ASSETS
      Current Assets
        1110  Petty cash                                      $        400
        1120  Cash in bank                                         202,544
        1130  Accounts receivable - tenants                          2,010
        1140  Accounts receivable - other
               (net of allowance of $14,687)                         1,244    $    206,198
                                                              ------------
      Deposits Held in Trust - Funded
        1191  Tenant security deposits (contra)                                     41,739
      Prepaid Expenses
        1250  Mortgage insurance                                     1,794
        1252  Fidelity bond insurance                                   24           1,818
                                                              ------------
      Restricted Deposits and Funded Reserves
        1310  Mortgage escrow deposits                              17,506
        1320  Reserve for replacements                             147,271         164,777
                                                              ------------
      Property, Buildings, and Equipment - At Cost
        1410  Land                                                 275,147
        1411  Land improvements                                      6,530
        1420  Buildings                                          3,017,603
        1440  Building equipment - portable                        107,127
        1450  Furniture for project administrative use               2,321
        1452  Computer equipment                                       786
        1460  Furnishings                                           50,953
        1470  Maintenance equipment                                  7,066
        1490  Miscellaneous fixed assets                             5,375
                                                              ------------
                                                                 3,472,908
        4100  Less, accumulated depreciation                     1,392,211       2,080,697
                                                              ------------
      Other Assets
        1902  Loan costs, net of accumulated
               amortization                                                        100,394
                                                                              ------------

                                                                              $  2,595,623
                                                                              ============
                                LIABILITIES AND PARTNERS' EQUITY
      Current Liabilities
        2110  Accounts payable - trade                        $      2,000
        2111  Accounts payable - Housing Management, Inc.           18,111
        2114  Accounts payable - surplus cash                       15,000
        2130  Accrued interest payable                              14,276
        2320  Mortgage payable - current maturities                 40,337    $     89,724
                                                              ------------
      Deposit and Prepayment Liabilities
        2191  Tenant security deposits (contra)                     36,921
        2210  Prepaid rents                                          1,408          38,329
                                                              ------------
      Long-term Liabilities
        2320  Mortgage payable                                   2,141,365
              Less, current maturities                              40,337       2,101,028
                                                              ------------
      Partners' Equity                                                             366,542
                                                                              ------------

                                                                              $  2,595,623
                                                                              ------------

     The accompanying notes are an integral part of the financial statements

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY
                      For the Year Ended December 31, 1996
                      ------------------------------------



                                                Investor       Associate         Local
                                                 Limited        General         General
                                 Total           Partner        Partner         Partner
                                 (100%)           (98%)           (1%)            (1%)
                              ------------    ------------   --------------  --------------
      Balances at
       beginning of year      $    363,723    $    384,147   ($     10,212)  ($     10,212)

      Net income for
       the year                     92,546          90,696             925             925

      Withdrawals            (      89,727)  (      87,933)  (         897)  (         897)
                              ------------    ------------    ------------    ------------

      Balances at end
       of year                $    366,542    $    386,910   ($     10,184)  ($     10,184)
                              ============    ============    ============    ============







     The accompanying notes are an integral part of the financial statements

Statement of Profit and Loss    U.S. Department of Housing and Urban Development
                                Office of Housing
                                Federal Housing Commissioner
                                        OMB Approval No. 2502-0052(Exp. 1/31/95)
Public  Reporting  Burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including suggestions for reducing this burden, to the Reports Management Officer,  Office of Information Policies and Systems, U.S.
Department of Housing and Urban  Development,  Washington,  D.C.  20410-3600 and to the Office of Management  and Budget,  Paperwork
Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.

For Month/Period        Ending:            Project         Project Name:
Beginning                                  Number:         Fiddlers Creek
January 1, 1996     December 31, 1996      053-35163-PM    Apartments, Ltd.

          Part I                          Description of Account                Acct. No.      Amount*
Rental Income 5100         Apartments or Member Carrying Charges (Coops)          5120    $   721,680
                           Tenant Assistant Payments                              5121    $
                           Furniture and Equipment                                5130    $
                           Stores and Commercial                                  5140    $
                           Garage and Parking Spaces                              5170    $
                           Flexible Subsidy Income                                5180    $
                           Miscellaneous (specify)                                5190    $
                           Total Rent Revenues Potential at 100% Occupancy                                   $721,680
Vacancies 5200             Apartments                                             5220    $   (35,441)
                           Furniture and Equipment                                5230
                           Stores and  Commercial                                 5240
                           Garage and Parking Spaces                              5270
                           Miscellaneous (specify)                                5290
                           Total Vacancies                                                                    (35,441)
                           Net Rental Revenue Rent Revenue Less Vacancies                                    $686,239
                           Elderly and Congregate Service Income --5300
                           Total Service Income (Schedule Attached)               5300                       $
Financial Revenue 5400     Interest Income--Project Operations                    5410    $     5,134
                           Income from Investments--Residual Receipts             5430    $
                           Income from Investments--Reserve for Replacement       5440    $     3,583
                           Income from Investments--Miscellaneous                 5490
                           Total Financial Revenue                                                           $  8,717
Other Revenue 5900         Laundry and Vending                                    5910    $     3,597
                           NSF and Late Charges                                   5920    $     2,472
                           Damages and Cleaning Fees                              5930    $       753
                           Forfeited Tenant Security Deposits                     5940    $       167
                           Other Revenue (specify)                                5990    $     2,620
                           Total Other Revenue                                                               $  9,609
                           Total Revenue                                                                     $704,565
Administrative Expenses    Advertising                                            6210    $     5,787
6200/6300                  Other Administrative Expense                           6250    $     1,935
                           Office Salaries                                        6310    $
                           Office Supplies                                        6311    $     3,021
                           Office or Model Apartment Rent                         6312    $     3,657
                           Management                                             6320    $    47,766
                           Manager or Superintendent Salaries                     6330    $    25,652
                           Manager or Superintendent Rent Free Unit               6331    $     5,700
                           Legal Expenses (Project)                               6340    $
                           Auditing Expenses (Project)                            6350    $     4,450
                           Bookkeeping Fees/Accounting Services                   6351    $     5,200
                           Telephone and Answering Service                        6360    $     2,743
                           Bad Debts                                              6370         14,986
                           Miscellaneous Administrative Expenses (specify)        6390    $       215
                           Total Administrative Expenses                                                     $121,112
Utilities Expense 6400     Fuel Oil/Coal                                          6420    $
                           Electricity (Light and Misc. Power)                    6450    $    12,180
                           Water                                                  6451    $     5,506
                           Gas                                                    6452    $
                           Sewer                                                  6453    $
                           Total Utilities Expense                                                           $ 17,686

*All amounts must be rounded to the nearest dollar; $.50 and over, round up--$.49 and below, round down.
 The accompanying notes are an integral part of the financial statements.

FIDDLER CREEK APARTMENTS, LTD.  053-35163-PM

Operating and              Janitor and Cleaning Payroll                           6510    $
Maintenance Expenses       Janitor and Cleaning Supplies                          6515    $       381
6500                       Janitor and Cleaning Contract                          6517    $     5,537
                           Exterminating Payroll/Contract                         6519    $     2,333
                           Exterminating Supplies                                 6520    $
                           Garbage and Trash Removal                              6525    $     2,181
                           Security Payroll/Contract                              6530    $     1,200
                           Grounds Payroll                                        6535    $     1,203
                           Grounds Supplies                                       6536    $     3,850
                           Grounds Contract                                       6537    $     6,618
                           Repairs Payroll                                        6540    $    25,724
                           Repairs Material                                       6541    $    14,470
                           Repairs Contract                                       6542    $    10,819
                           Elevator Maintenance/Contract                          6545    $
                           Heating/Cooling Repairs and Maintenance                6546    $     4,257
                           Swimming Pool Maintenance/Contract                     6547    $       870
                           Snow Removal                                           6548    $       472
                           Decorating Payroll/Contract                            6560    $    13,045
                           Decorating supplies                                    6561    $     3,882
                           Other                                                  6570    $       240
                           Miscellaneous Operating and Maintenance Expenses       6590    $
                           Total Operating and Maintenance Expenses                                          $ 97,082
Taxes and Insurance 6700   Real Estate Taxes                                      6710    $    47,787
                           Payroll Taxes (FICA)                                   6711    $     4,144
                           Miscellaneous Taxes, Licenses and Permits              6719    $         5
                           Property and Liability Insurance (Hazard)              6720    $    10,172
                           Fidelity Bond Insurance                                6721    $       269
                           Workmen's Compensation                                 6722    $     2,398
                           Health Insurance and Other Employee Benefits           6723    $     2,953
                           Other Insurance (specify)                              6729    $
                           Total Taxes and Insurance                                                         $ 67,728
Financial Expenses 6800    Interest on Bonds Payable                              6810    $
                           Interest on Mortgage Payable                           6820    $   172,694
                           Interest on Notes Payable (Long-Term)                  6830    $
                           Interest on Notes Payable (Short-Term)                 6840    $
                           Mortgage Insurance Premium/Service Charge              6850    $    10,792
                           Miscellaneous Financial Expenses Amort Fin Costs       6890    $
                           Total Financial Expenses                                                          $183,486
Elderly & Congregate       Total Service Expenses--Schedule Attached              6900                       $
Service Expenses 6900      Total Cost of Operations Before Depreciation                                      $487,094
                           Profit (Loss) Before Depreciation                                                 $217,471
                           Depreciation (Total)--6600 (specify)                   6600                       $104,822
                           Operating Profit or (Loss)                                                        $112,649
Corporate or Mortgagor     Office Salaries                                        7110    $
Entity Expenses 7100       Legal Expenses (Entity)                                7120    $
                           Taxes (Federal-State-Entity)                          7130-32  $
                           Other Expenses (Entity) Ptrshp. Admin. Fee-$15,000 and 7190    $    20,103
                           Total Corporate Expenses       Amortization - $5,103                              $ 20,103
                           Net Profit or (Loss)                                                              $ 92,546
Warning: HUD will prosecute false claims and statements. Conviction may result lin criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C.  3729, 3802)

Miscellaneous or other income and expense  Sub-account  Groups. If miscellaneous or other income and/or expense sub- accounts (5190,
5290,  5490,  5990,  6390,  6590,  6729,  6890, and 7190) exceed the Account  Groupings by 10% or more,  attach a separate  schedule describing or explaining the miscellaneous income or expense.

Part II
1.       Total principal payments required under the mortgage, even if payments under a
         Workout Agreement are less or more than those required under t he mortgage.                         $ 37,246
2.       Replacement Reserve deposits required by the Regulatory Agreement or
         Amendments thereto, even if payments may be temporarily suspended or waived.                        $ 27,216
3.       Replacement or Painting Reserve releases which are included as expense items on
         this Profit and Loss statement                                                                      $  3,571
4.       Project Improvement Reserve Releases under the Flexible Subsidy Program that
         are included as expense items on this Profit and Loss Statement.                                    $      0

            The  accompanying  notes  are an  integral  part of the financial statements.

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                             STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1996
                      ------------------------------------



      Cash flows from operating activities:
        Rental receipts                                       $    677,872
        Interest receipts                                            8,717
        Insurance proceeds for
         loss of rents                                              33,493
        Other receipts                                               9,609
        Administrative                                       (      23,859)
        Management fees                                      (      43,618)
        Accounting fees                                      (       5,120)
        Operating and maintenance                            (      70,425)
        Real estate taxes                                    (      47,787)
        Salaries and wages                                   (      52,579)
        Miscellaneous taxes                                  (       4,149)
        Insurance                                            (       6,902)
        Utilities                                            (      18,892)
        Interest on mortgage note                            (     172,942)
        Mortgage insurance                                   (      10,762)
                                                              ------------

            Net cash provided by operating activities                         $    272,656


      Cash flows from investing activities:
        Purchase of property and equipment                                   (       3,240)


      Cash flows from financing activities:
        Partnership administrative fee                       (      15,000)
        Mortgage principal payments                          (      37,246)
        Reserve for replacements - deposits                  (      30,799)
        Reserve for replacements - withdrawals                       6,400
        Mortgage escrow deposits                             (      11,940)
        Tenant security deposits                             (       1,165)
        Withdrawals by partners                              (      89,727)
                                                              ------------

            Net cash used for financing activities                           (     179,477)
                                                                              ------------

              Net increase in cash and cash equivalents                             89,939

      Cash and cash equivalents - beginning of year                                113,005
                                                                              ------------

      Cash and cash equivalents - end of year                                 $    202,944
                                                                              ============



     The accompanying notes are an integral part of the financial statements



                               STATEMENT OF CASH FLOWS (CONTINUED)
                               -----------------------------------

      Reconciliation of net income to net cash provided by (used for) operating activities:

          Net income                                                          $     92,546
          Nonoperating expense included in determining
           net income                                                               15,000
          Adjustments to reconcile net income to
           net cash provided by operating activities:
            Depreciation                                      $    104,822
            Amortization                                             5,103         109,925
                                                              ------------
            Changes in assets and liabilities arising
             from operations:
              Accounts receivable                                   45,193
              Prepaid expenses                                      10,178
              Accounts payable                                         248
              Accrued interest                               (         248)
              Prepaid rents                                  (         186)         55,185
                                                              ------------    ------------

          Net cash provided by operating activities                           $    272,656
                                                                              ============





     The accompanying notes are an integral part of the financial statements

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                 As of and for the Year Ended December 31, 1996



      Note A - Summary of Accounting Policies

        A  summary  of  the  partnership's   significant   accounting   policies
        consistently applied in the preparation of the accompanying financial statements follows:

        1.  Depreciation

        Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

        2.  Amortization

        Loan costs are amortized by using the straight-line method over the life of the mortgage loan.

        3.  Statement of Cash Flows

        Cash and cash equivalents, as presented in the Statement of Cash Flows, consists entirely of interest and noninterest bearing cash accounts and petty cash. The partnership has no other assets that qualify as cash or cash equivalents.

        4.  Income Taxes

        No provision for income taxes has been included in these financial statements since the tax gains and losses pass through to and are reportable by the partners on their respective income tax returns. Taxable income or loss reported by the partners will differ from income or loss reflected in the financial statements, due to the different bases in certain assets (primarily property, buildings, and equipment) for financial reporting and income tax purposes.

        5.  Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


      Note B - Organization

        The partnership was organized as a North Carolina limited partnership on April 21, 1975 to construct, own, and operate a 160 unit apartment project located in Winston-Salem, North Carolina, known as Fiddlers Creek Apartments, under Section 221(d)(4) of the National Housing Act. The Regulatory Agreement limits distributions of net operating receipts to "surplus cash" available at the end of semi-annual periods.

        On September 30, 1984, pursuant to an Amended and Restated Certificate of Limited Partnership dated as of that date, partners' ownership interests amounting to 99% of the existing partners' interests were transferred by the original partners to two new partners. As a result of the transfer of ownership interests, the partnership, as of September 30, 1984, retained one of the original general partners as a local general partner, admitted a new general partner as associate general partner, and admitted a sole investor limited partner.

        After the aforementioned transfer, the Amended and Restated Certificate of Limited Partnership provides that profits and losses from operations be allocated 1% to the local general partner, 1% to the associate general partner, and 98% to the investor limited partner. In the case of certain events which are specified in the Partnership Agreement (for example, a sale or refinancing of the property), the allocation may be different than that described above for profits and losses from operations.


      Note C - Concentration of Credit Risk

        The partnership's policy is to maintain its cash balances in reputable financial institutions insured by the Federal Deposit Insurance Corporation which provides $100,000 of insurance coverage on each customer's cash balances. At times during the year, the partnership's cash balances exceeded $100,000. Management believes this policy will not cause any adverse effect to the partnership.


      Note D - Mortgage Payable

        The mortgage, originally in the amount of $2,519,100, is payable in monthly installments of $17,515.73, including interest at 8.0% per annum. The final payment is due in February 2018. The loan is secured by the land and buildings and is insured by the Federal Housing Administration.

        The maturities of this debt are as follows:

                1997                                          $     40,337
                1998                                                43,685
                1999                                                47,311
                2000                                                51,238
                2001                                                55,491
                2002 and After                                   1,903,303


      Note E - Related Party Transactions/Identity of Interest

        1. Management of Project

        The partnership contracted with Housing Management, Inc. (HMI) to manage the project. The local general partner is an officer of HMI. The contract in effect through July 31, 1996 called for a management fee of 6.0% of gross revenue collections plus accounting fees of $2.50 per housing unit per month. Effective

        1.  Management of Project (Continued)

        Effective August 1, 1996, the management fee was increased to 7.5% of gross revenue collections and the accounting fees were increased to $3.00 per housing unit per month. Management and accounting fees are analyzed as follows:

                                                               Charged to
                                               Unpaid at       Operations      Unpaid at
                                               January 1         During       December 31
                                                  1996            1996            1996
                                              ------------    ------------    ------------
              Management fees                 $     12,283    $     47,766    $     16,431
              Accounting fees                        1,600           5,200           1,680
                                              ------------    ------------    ------------
                                              $     13,883    $     52,966    $     18,111
                                              ============    ============    ============

        2.  Partnership Administrative Fee

        For its services in overseeing the operations of the partnership, the partnership has agreed to pay its associate general partner a fee of $15,000 per annum. The partnership administrative fee is payable from surplus cash as defined by HUD regulations.

        3.  Other

        The partnership also paid $600 to HMI for a computer and printer during 1996.

        The partnership contracted with Housing Projects, Inc. (HPI) to repair the damages caused by a fire in one of the apartments. The local general partner is an officer of HPI. The partnership paid HPI $17,970 for these repairs.


      Note F - Disclosures About Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        1.  Cash and Security Deposits Funded

        The carrying amount approximates fair value because of the short maturity of these instruments.

        2.  Restricted Deposits and Funded Reserves

        The carrying amounts approximates fair value because of the short maturity of these instruments.

        3.  Long-term Debt

        The fair value of the partnership's long-term debt is estimated based on the quoted market prices for the same or similar issues.

        The estimated fair values of the partnership's financial instruments are as follows:

                                                                Carrying           Fair
                                                                 Amount           Value
                                                              ------------    ------------
              Cash and security deposits funded               $    244,683    $    244,683
              Restricted deposits and funded reserves              164,777         164,777
              Long-term debt                                     2,141,365       1,949,152


      Note G - Fire Casualty

        1.  Property Damage

        On January 26, 1996, one of the apartments suffered a fire. During 1996, the partnership received insurance reimbursement in the amount of $20,288 for removal of debris and repairs at the sight of the fire. These proceeds were offset against the expenses on the partnership's 1996 financial statements.

        2.  Loss of Rents

        On May 19, 1995, one of the ten apartment buildings that comprise Fiddlers Creek Apartments suffered a fire.

        In January 1996, the partnership received $32,280 of insurance proceeds to cover lost rents for six months of 1995 due to the fire damage of May 19, 1995. In May 1996, the partnership received $1,213 of insurance proceeds to cover lost rents for the fire in the one apartment on January 26, 1996.


      Note H - Distribution

        The partnership customarily makes a cash distribution of the maximum amount permitted by its Regulatory Agreement and other such restrictions under which it operates. In keeping with this custom, $104,727, including a partnership administrative fee of $15,000, was distributed during 1996, and it is anticipated that $166,536 will be distributed in the first quarter of 1997.

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                            SUPPLEMENTAL INFORMATION
                      For the Year Ended December 31, 1996


      Accounts and Notes Receivable (Other Than From Regular Tenants)

              Name of                                           Original         Balance
              Debtor              Date            Terms          Amount            Due
        -------------------    -----------     -----------    ------------    ------------
        Calvin Wiley School    February 28
            Apartments            1993            Open        $      1,244    $      1,244

        Triple S Management,   September 25
                Inc.              1995            Open              14,687          14,687
                                                                              ------------
                                                                                    15,931
        Less, allowance for doubtful accounts                                (      14,687)
                                                                              ------------

                                                                              $      1,244

                                                                              ============
      Delinquent Tenant Accounts Receivable

                                                                Number of
                                                                 Tenants         Amount
                                                              ------------   -------------

            Delinquent 30 days                                      4         $      1,520
            Delinquent 31-60 days                                   1                  350
            Delinquent 61-90 days
            Delinquent over 90 days                                 1                  140
                                                              ------------   -------------

                                                                    6         $      2,010

                                                              ============    ============
      Mortgage Escrow Deposits

        Estimated amounts required as of December 31, 1996 for future payment of:

            City and county property taxes                    $      3,961
            Property insurance                                      10,172
            Mortgage insurance                                       8,804    $     22,937
                                                              ------------

        Total confirmed by mortgagee                                                17,506
                                                                              ------------

        Amount on deposit in excess (deficit)
         of estimated requirements                                           ($      5,431)
                                                                              ============


      Tenant Security Deposits

        Tenant security deposits are held in a separate bank account(s) in the name of the project. (See Schedule of Funds in Financial Institutions for specific information on these accounts.)

      Reserve for Replacements

        In  accordance   with  the  provisions  of  the  Regulatory   Agreement,
        restricted  cash is held by the mortgagee to be used for  replacement of property with the approval of HUD as follows:

            Balance at beginning of year                                      $    122,872

            Monthly deposits:
              12 @ $2,268.00                                                        27,216

            Interest                                                                 3,583

            Withdrawals:
                                  Approval      Purpose of
              Authorized By        Date        Withdrawal
              -------------      ---------     ----------
              Department of      September      Appliances,
                  HUD               1996      drapes, smoke
                                               alarms, and
                                                 blinds       $      6,300

               WMF/Huntoon                      Investment
             Paige Associates     Various     service charge           100   (       6,400)
                                                              ------------    ------------

            Balance at end of year confirmed by mortgagee                     $    147,271
                                                                              ============

        The mortgagee charged a fee of $100 for investing the reserve for replacements fund.



      Accounts Payable (Other Than Trade Creditors)

          Payable within 30 days                                                  None
                                                                              ============



      Accrued Taxes (Account 2150)

           Description            Basis            Period           Date          Amount
             of Tax            for Accrual        Covered           Due            Accrued
        ----------------      -------------     -----------      -----------    ------------
              None



      Loans and Notes Payable (Other Than Insured Mortgage)

              None

      Compensation of Partners (From Rental Income)

              None



      Unauthorized Distribution of Project Income to Partners

              None



      Changes in Partnership Interests

              None

    Changes in Property, Buildings, and Equipment
    For the Year Ended December 31, 1996


                                                 Cost                                   Accumulated Depreciation
                           -----------------------------------------------   -----------------------------------------------
                             Balance                             Balance      Balance                              Balance
                            January 1                          December 31   January 1    Current                December 31
                              1996      Additions   Deletions      1996         1996     Provisions   Deletions      1996
                           ----------   ---------   ---------   ----------   ----------   ---------   ---------   ----------
             ASSETS
    Land                   $  275,147                           $  275,147
    Land improvements           6,530                                6,530   $    1,164   $     218               $    1,382
    Buildings               3,017,603                            3,017,603    1,131,081     100,587                1,231,668
    Building equipment -
     portable                 106,186   $   2,454   $   1,513      107,127       93,123       2,879   $   1,513       94,489
    Furniture for project
     administrative use         2,321                                2,321        1,552         185                    1,737
    Computer equipment                        786                      786                       78                       78
    Furnishings                50,953                               50,953       50,953                               50,953
    Maintenance equipment       7,066                                7,066        6,294         619                    6,913
    Miscellaneous
     fixed assets               5,375                                5,375        4,735         256                    4,991
                           ----------   ---------   ---------   ----------   ----------   ---------   ---------   ----------

                           $3,471,181   $   3,240   $   1,513   $3,472,908   $1,288,902   $ 104,822   $   1,513   $1,392,211
                           ==========   =========   =========   ==========   ==========   =========   =========   ==========

    Note:
      Additions to fixed assets were:
               Item                        Cost
                                        ---------
         3 ranges                       $     960
         3 refrigerators                    1,494
         1 computer with printer              786
                                        ---------
                                        $   3,240
                                        =========
      Disposition of fixed assets included:
               Item                        Cost
                                        ---------
         3 ranges                       $     757
         3 refrigerators                      756
                                        ---------
                                        $   1,513
                                        =========

      Schedule of Funds in Financial Institutions
      As of December 31, 1996


      A.  Funds Held by Mortgagor - Regular Operating Account

          1.  Lexington State Bank, Lexington, NC 1
              a.  Fiddlers Creek Apartments Petty Cash Fund                   $        400

              b.  Fiddlers Creek Apartments Rental Agency Trust Account             12,877

              c.  Fiddlers Creek Apartments Rental Agency Trust Account            189,667
                                                                              ------------

          Operating Accounts - Subtotal                                            202,944
                                                                              ------------

      B.  Funds Held by Mortgagor in Trust - Tenant Security Deposit

          1.  Lexington State Bank, Lexington, NC 1
              a.  Fiddlers Creek Apartments Security Deposit
                   Trust Account - Noninterest Bearing                               2,294

              b.  Fiddlers Creek Apts. Security Deposit Trust Account -
                   Interest Bearing                                                 39,445
                                                                              ------------

          Tenant Security Deposit Accounts - Subtotal                               41,739
                                                                              ------------

      Funds Held by Mortgagor - Total                                              244,683
                                                                              ------------

      C.  Funds Held by Mortgagee in Trust 2

          1.  Tax and Insurance Escrow
              a.  Bank United of Texas - Custodial Escrow Fund                      17,506
                                                                              ------------

          2.  Reserve Fund for Replacements
              a.  Prudential Bank and Trust Company -
                   Money Market Account                                            117,607

              b.  Prudential Savings Bank - Money Market Account                    29,664
                                                                              ------------

          Reserve Fund for Replacements - Subtotal                                 147,271
                                                                              ------------

      Funds Held by Mortgagee - Total                                              164,777
                                                                              ------------

      Total Funds in Financial Institutions                                   $    409,460
                                                                              ============

      1   Balances Confirmed by Lexington State Bank - January 21, 1997

      2   Balances Confirmed by WMF/Huntoon Paige Associates - January 10, 1997

      Listing of Identity of Interest Companies and Activities
      Doing Business With Owner/Agent During the Year Ended
      December 31, 1996

                                                                                 Amount
              Company Name                        Type of Service                 Paid
      ------------------------------    ----------------------------------    ------------

      Housing Management, Inc.          Management and Accounting Services    $     48,738
                                                                              ============

      Liberty LGP Limited Partnership   Partnership Administrative Fee        $     15,000
                                                                              ============

      Housing Management, Inc.          Computer and Printer                  $        600
                                                                              ============

      Housing Projects, Inc.            Fire Damage Repairs                   $     17,970
                                                                              ============

COMPUTATION OF SURPLUS CASH,               U.S. DEPARTMENT OF HOUSING
DISTRIBUTIONS AND RESIDUAL                 AND URBAN DEVELOPMENT
RECEIPTS                                   OFFICE OF HOUSING
                                           FEDERAL HOUSING COMMISSIONER

PROJECT NAME                               FISCAL PERIOD ENDED:       PROJECT NUMBER

Fiddlers Creek Apartments, Ltd.            December 31, 1996           053-35163-PM
ELDERLY, LTD

PART A - COMPUTE SURPLUS CASH
Cash
       1.  Cash (Accounts 1110,1120,1191,1192)                                 $244,683

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                            $

       3.  Other (describe) RESERVE REPLACEMENT
                                                                               $
                                      (a) Total Cash (Add Lines 1, 2, and 3)                                  $244,683
Current Obligations

       4.  Accrued mortgage interest payable                                   $ 14,276

       5.  Delinquent mortgage principal payments                              $

       6.  Delinquent deposits to reserve for replacements                     $

       7.  Accounts payable (due within 30 days)                               $  20,111

       8.  Loans and notes payable
           (due within 30 days)                                                $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                      $   5,431

       10. Accrued expenses (not escrowed)                                     $

       11. Prepaid Rents (Account 2210)                                        $  1,408

       12. Tenant security deposits liability (Account 2191)                   $ 36,921

       13. Other (Describe)    Excess Income                                   $

                                               (b) Less Total Current Obligations (Add Lines 4 through 13)    $ 78,147

                                               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))        $166,536
                        PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1.   Surplus Cash                                                                                           $166,536

Limited Dividend Projects

  2a. Distribution Earned During Fiscal Period
        Covered by the Statement                                               $

  2b. Distribution Accrued and Unpaid as of the
        End of the Prior Fiscal Period                                         $

  2c. Distributions Paid During Fiscal Period Covered by Statement             $

  3. Distributions Earned but Unpaid as of the End of
     the Fiscal Period Under Review (Line 2a + 2b - 2c)                        $

  4.   Amount Available for Distribution During Next Fiscal Period                                            $

  5.   Deposit Due Residual Receipts
       (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)                             $

    PREPARED BY                                       REVIEWED BY

 LOAN TECHNICIAN                                    LOAN SERVICERIAN

 DATE                                               DATE

Turlington and Company L.L.P.            509 East Center Street
Certified Public Accountants             Post Office Box 1697
                                         Lexington, North Carolina 27293-1697
                                         Office 910-249-6856
                                         Facsimile 910-248-8697

                          INDEPENDENT AUDITORS' REPORT
                        ON THE INTERNAL CONTROL STRUCTURE


To the Partners                                    HUD Field Office Director
Fiddlers Creek Apartments, Ltd.                   Greensboro, North Carolina


We have audited the financial statements of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership), as of and for the year ended December 31, 1996, and have issued our report thereon dated January 15, 1997. We have also audited Fiddlers Creek Apartments, Ltd.'s compliance with requirements applicable to major HUD-assisted programs and have issued our reports thereon dated January 15, 1997.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U. S. Department of Housing and Urban Development, Office of the Inspector General, in July 1995. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Fiddlers Creek Apartments, Ltd. complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of Fiddlers Creek Apartments, Ltd. is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

In planning and performing our audits, we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the basic financial statements of Fiddlers Creek Apartments, Ltd. and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Fiddlers Creek Apartments, Ltd.'s major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on such internal control structure policies and procedures. Accordingly, we do not express such an opinion.

Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

This report is intended for the information of the partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


Turlington and Company, L.L.P.

January 15, 1997

Turlington and Company, L.L.P.             509 East Center Street
Certified Public Accountants               Post Office Box 1697
                                           Lexington, North Carolina 27293-1697
                                           Office 910-249-6856
                                           Facsimile 910-248-8697


                   INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
           WITH SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS


To the Partners                                       HUD Field Office Director
Fiddlers Creek Apartments, Ltd.                      Greensboro, North Carolina

We have audited the financial statements of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership), as of and for the year ended December 31, 1996, and have issued our report thereon dated January 15, 1997.

We have also audited Fiddlers Creek Apartments, Ltd. 's compliance with the specific program requirements governing Federal Financial Reports; Mortgage Status; Replacement Reserve; Security Deposits; Cash Receipts and Disbursements; Distributions to Owners; Tenant Application, Eligibility, and Reexamination; and Management Functions that are applicable to each of its major HUD-assisted programs, for the year ended December 31, 1996. The management of Fiddlers Creek Apartments, Ltd. is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit of compliance with those requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1995. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Fiddlers Creek Apartments, Ltd.'s compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. We considered these instances of noncompliance in forming our opinion on compliance which is expressed in the following paragraph.

In our opinion, Fiddlers Creek Apartments, Ltd. complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1996.

This report is intended for the information of the partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


Turlington and Company, L.L.P.

January 15, 1997

Turlington and Company, L.L.P.            509 East Center Street
Certified Public Accountants              Post Office Box 1697
                                          Lexington, North Carolina 27293-1697
                                          Office 910-249-6856
                                          Facsimile 910-248-8697


                   INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                    WITH SPECIFIC REQUIREMENTS APPLICABLE TO
                            AFFIRMATIVE FAIR HOUSING


To the Partners                                        HUD Field Office Director
Fiddlers Creek Apartments, Ltd.                       Greensboro, North Carolina


We have audited the financial statements of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership), as of and for the year ended December 31, 1996, and have issued our report thereon dated January 15, 1997.

We have also applied procedures to test Fiddlers Creek Apartments, Ltd.'s compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs, for the year ended December 31, 1996.

Our procedures were limited to the applicable compliance requirements described by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U. S. Department of Housing and Urban Development, Office of Inspector General, in July 1995. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Fiddlers Creek Apartments, Ltd.'s compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


Turlington and Company, L.L.P.

January 15, 1997

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                      For the Year Ended December 31, 1996


Program                     Finding/Noncompliance                                       Cost
--------------              ----------------------                                     -----

Finding 1

Section 221(d)(4)           Criteria                                                 $      -0-
 HUD-insured                                                                         ==========

                            In accordance with HUD Handbook 4370.2 REV-1, the requirement applicable in this case, owners must ensure that security deposit balances are fully insured

                            Condition

                            Of the 5 bank accounts held by the mortgagor, we examined 5 and noted that the balance in aggregate for the bank involved exceeded Federal Deposit
                            Insurance Corporation limits by $148,238

                            Effect

                            Noncompliance with HUD Handbook 4370.2 REV-l and risk of loss of funds in excess of insurance limits

                            Cause

                            Human error

                            Recommendation

                            We recommend that, in the future, if there is surplus cash available, a June 30 distribution be made to partners

                            Auditee's Summary Comments on Finding
                            and Recommendation

                            We concur. We will make every effort to
                            distribute surplus cash to partners semi-annually to reduce the risk of loss





Program                     Finding/Noncompliance                                       Cost
--------------              ----------------------                                     -----

Finding 2

Section 221(d)(4)           Criteria                                                 $      -0-
 HUD-insured                                                                         ==========
                            In  accordance   with  HUD  Handbook   4350.3,   the
                            requirement  applicable  in this case,  owners  must
                            retain move-in inspections in the tenant's file

                            Condition

                            Of the 6 tenant files tested, 1 did not contain a move-in inspection

                            Effect

                            Noncompliance with HUD Handbook 4350.3

                            Cause

                            Human error

                            Recommendation

                            We recommend that, in the future, more care be exercised when preparing tenant files

                            Auditee's Summary Comments on Findings
                            and Recommendation

                            We concur. We will make every effort to
                            exercise more care when preparing tenant files




Program                     Finding/Noncompliance                                       Cost
--------------              ----------------------                                     -----
Finding 3

Section 221(d)(4)           Criteria                                                 $  14,687
 HUD-insured                                                                         =========

                            In accordance  with HUD Handbook  4381.5 REV-2,  the
                            requirement  applicable  in this case,  the managing
                            agent  must  obtain  a  HUD-   approved   management
                            certification

                            Condition

                            During the course of 1995, specifically during the months of June through September, the project paid
                            Triple S Management, Inc. for management services and, at that time, Triple S Management, Inc. was not certified to manage the project.

                            Effect

                            Noncompliance with HUD Handbook 4381.5
                            REV-2

                            Cause

                            Change in management of managing agent

                            Recommendation

                            We recommend that the project be reimbursed for these expenses

                            Auditee's Summary Comments on Findings
                            and Recommendation

                            We concur. Steps will be taken to obtain reimbursement for these expenses






                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                 AUDITORS' COMMENTS ON AUDIT RESOLUTION MATTERS
                          RELATING TO THE HUD PROGRAMS
                      For the Year Ended December 31, 1996



We performed a review of findings, if any, from previous HUD required annual audits, HUD-OIG audits, or HUD management reviews and determined that three findings remained uncorrected at the time of our review.

1.   The security deposit cash balances are not fully insured.

2.   The move-in inspections are not being retained in the tenants' files.

3. Triple S Management, Inc. did not reimburse the project for the management and accounting fees paid to them in error.



                                       93






                              AUSTINTOWN ASSOCIATES

                            FHA PROJECT NO. 042-44213
                              --------------------

                              FINANCIAL STATEMENTS
                                       and
                            SUPPLEMENTARY INFORMATION
                                      with
                          INDEPENDENT AUDITOR'S REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
















         1.       LEAD AUDITOR ON ENGAGEMENT:

                           Mary Ann Gehringer
                           Audit Partner
                           Bick Fredman & Co.
                           1228 Euclid Avenue
                           880 Halle Building
                           Cleveland, Ohio   44115

                           (216) 696-9860


         2.       INFORMATION ON LICENSING FOR AN OUT-OF-STATE CPA:

                           n/a


         3.       CPA'S FEDERAL EMPLOYER ID NUMBER:

                           34-1285712








                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                                TABLE OF CONTENTS







                                                                      Page

INDEPENDENT AUDITOR'S REPORT                                            1

FINANCIAL STATEMENTS:
       Balance sheets                                                   2
       Statement of operations                                          3
       Statement of changes in partners' equity                         4
       Statement of cash flows                                         5-6
       Notes to financial statements                                   7-11

SUPPLEMENTARY INFORMATION:

       INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION       12

       Statement of profit and loss (HUD Form 92410)                  13-14
       Computation of surplus cash, distributions and
         residual receipts (HUD Form 93486)                            15
       Changes in fixed asset accounts                                 16
       Other supporting data required by HUD                          17-20

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
  REQUIREMENTS APPLICABLE TO MAJOR HUD-ASSISTED PROGRAMS              21-22

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
  REQUIREMENTS APPLICABLE TO AFFIRMATIVE FAIR HOUSING                  23

INDEPENDENT AUDITOR'S REPORT ON THE INTERNAL CONTROL STRUCTURE        24-25

       Schedule of findings and questioned costs                       26

       Auditor's comments on audit resolution matters                  27

MORTGAGOR'S CERTIFICATION                                              28

MANAGING AGENT'S CERTIFICATION                                         29







                         [Bick Fredman & Co Letterhead]







                          Independent Auditor's Report

Austintown Associates                              HUD Field Office Director
Youngstown, Ohio                                   Cleveland, Ohio

       We have audited the accompanying balance sheets of Austintown Associates, HUD Project No. 042-44213 as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our  opinion,  the  financial  statements  referred  to above  present
fairly,  in  all  material  respects,   the  financial  position  of  Austintown
Associates  as of December  31, 1996 and 1995 and the results of its  operations and cash flows for the years then ended, in conformity  with generally  accepted accounting principles.

       In accordance with Government Auditing Standards, we have also issued a report dated January 9, 1997 on our consideration of Austintown Associates' internal control structure and a report dated January 9, 1997 on its compliance with laws and regulations.


                                              /s/Bick Fredman & Co




Cleveland, Ohio
January 9, 1997






                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995








                                                               ASSETS

                                                      1996              1995
                                                   ----------        ----------

CURRENT ASSETS:
    1120      Cash and cash equivalents            $   87,531        $   18,899
    1130      Accounts receivable - tenants             2,158             7,834
    1144      Accounts receivable - HUD                   155             1,200
    1210      Inventory supplies                        5,381             3,967
                                                   ----------        ----------
                                                       95,225            31,900
                                                   ----------        ----------

DEPOSITS HELD IN TRUST - FUNDED:
    1191      Tenant security deposits                 35,573            33,352
                                                   ----------        ----------


RESTRICTED DEPOSITS AND FUNDED RESERVES:
    1320      Reserve for Replacements                181,814           242,293
    1310      Mortgage escrow deposits                 49,116            34,718
                                                   ----------        ----------
                                                      230,930           277,011
                                                   ----------        ----------

FIXED ASSETS, AT COST:
    1410      Land                                    397,105           397,105
    1420      Buildings                             4,999,696         4,987,520
    1440      Equipment                               150,485           150,485
                                                   ----------        ----------
                                                    5,547,286         5,535,110
    4120      Less: accumulated depreciation        2,145,754         1,968,599
                                                   ----------        ----------
                                                    3,401,532         3,566,511
                                                   ----------        ----------

OTHER ASSETS:
    1810      Unamortized loan costs - net             14,693            15,351
    1900      Deposit                                     433               433
                                                   ----------        ----------
                                                       15,126            15,784
                                                   ----------        ----------

              TOTAL ASSETS                         $3,778,386        $3,924,558
                                                   ==========        ==========




   The accompanying notes are an integral part of these financial statements.









                        LIABILITIES AND PARTNERS' EQUITY

                                                            1996          1995
                                                         ----------    -------

CURRENT LIABILITIES:
    2110      Accounts payable - trade                 $   51,646    $   80,983
                           - insurance                     14,957           -
    2210      Deferred rent                                   117           -
    2140      Distribution payable - management fee         7,500         7,500
    2141      Distribution payable                         33,308           200
    2150      Accrued real estate taxes                    87,213        77,544
    2130      Accrued interest payable                      2,367         2,787
    2320      Current portion of long-term debt            82,690        77,052
                                                       ----------    ----------
                                                          279,798       246,066
                                                       ----------    ----------

DEPOSIT LIABILITIES:
    2191      Tenant security deposits                     26,491        26,020
                                                       ----------    ----------


LONG-TERM LIABILITIES:
    2320      Mortgage payable                          2,954,665     3,033,945
    2390      Operating loss loan                          19,507        22,917
                                                       ----------    ----------
                                                        2,974,172     3,056,862
                                                       ----------    ----------

              TOTAL LIABILITIES                         3,280,461     3,328,948
                                                       ----------    ----------


                                PARTNERS' EQUITY

    3130      Partners' equity                            497,925       595,610
                                                       ----------    ----------

              TOTAL LIABILITIES AND
                PARTNERS' EQUITY                       $3,778,386    $3,924,558
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.







                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995










                                                     1996               1995
                                                  ----------         ----------
REVENUE:
    Rental                                        $  806,224         $  811,637
    Interest                                          13,390             13,391
    Other                                             16,499             14,664
                                                  ----------         ----------
                                                     836,113            839,692
                                                  ----------         ----------

EXPENSES:
    Administrative                                   163,887            154,588
    Utilities                                        120,618            117,070
    Operating and maintenance                        243,485            288,002
    Taxes and insurance                              134,064            123,573
    Interest and mortgage insurance                   45,752             51,299
    Depreciation and amortization                    192,884            191,406
    Entity expense                                     7,500              7,500
                                                  ----------         ----------
                                                     908,190            933,438
                                                  ----------         ----------

NET (LOSS)                                        $  (72,077)        $  (93,746)
                                                  ==========         ==========


   The accompanying notes are an integral part of these financial statements.








                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995








                                        General        Limited
                                        Partners       Partner         Total

                                       ---------     ----------     ----------

Balance, December 31, 1994             $  (2,465)    $  692,021     $  689,556

Net loss                                       -        (93,746)       (93,746)

Earned distribution currently
   payable                                    (4)          (196)          (200)
                                       ---------     ----------     ----------

Balance, December 31, 1995                (2,469)       598,079        595,610

Net loss                                       -        (72,077)       (72,077)

Return of prior year distribution          7,700              -          7,700

Earned distribution currently
   payable                                (8,212)       (25,096)       (33,308)
                                       ---------     ----------     ----------

Balance, December 31, 1996             $  (2,981)    $  500,906     $  497,925
                                       =========     ==========     ==========



   The accompanying notes are an integral part of these financial statements.






                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                            1996         1995
                                                         ---------    ---------
CASH FLOWS FROM:

    OPERATING ACTIVITIES:
        Rental receipts                                  $ 811,929    $ 805,531
        Interest receipts                                   13,390       13,391
        Other receipts                                      19,639       14,120
                                                         ---------    ---------

                                                           844,958      833,042
                                                         ---------    ---------

        Administrative                                      35,047       29,827
        Management fees                                     76,800       76,800
        Utilities                                          120,356      110,757
        Payroll and related expenses                       173,415      149,170
        Operating and maintenance                          189,156      175,016
        Taxes - real estate                                 77,544       75,932
        Property insurance                                  12,369       15,517
        Miscellaneous taxes and insurance                      456          228
        Interest on mortgage                                30,975       36,350
        Mortgage insurance                                     240       15,341
        Entity expense                                       7,500        7,500
                                                         ---------    ---------
                                                           723,858      692,438
                                                         ---------    ---------


              Net cash provided by operating activities    121,100      140,604
                                                         ---------    ---------

    INVESTING ACTIVITIES:
        Decrease (increase) in Reserve for Replacements     60,479      (21,869)
        (Increase) decrease in mortgage escrow deposits    (14,398)         987
        Fixed asset purchases                              (27,247)     (29,708)
        Security deposits funded                            (2,221)      (3,417)
        Proceeds from sale of fixed asset                     --            100
                                                         ---------    ---------

              Net cash provided (used) by investing
                activities                                  16,613      (53,907)
                                                         ---------    ---------

    FINANCING ACTIVITIES:
        Mortgage principal payments                        (77,052)     (71,801)
        Net security deposits collected                        471        2,133
        Partnership distributions                             (200)     (30,526)
        Return of partnership distribution                   7,700         --
                                                         ---------    ---------

              Net cash (used) by financing activities      (69,081)    (100,194)
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            68,632      (13,497)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              18,899       32,396
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  87,531    $  18,899
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.






                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                       STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                           1996         1995
                                                         ---------    -------

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net loss                                             $ (72,077)   $ (93,746)
                                                         ---------    ---------
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
            Depreciation and amortization                  192,884      191,406
          Gain on fixed asset sold                             -            (16)
            Decrease (increase) in accounts receivable       6,721       (1,671)
            (Increase) decrease in inventory supplies       (1,414)       1,200
            (Decrease) increase in accounts payable        (14,380)      45,121
            Increase in deferred rent                          117          -
            Increase in payable to federal programs            -         (2,913)
            Increase in accrued real estate taxes            9,669        1,615
            Decrease in accrued interest payable              (420)        (392)
                                                         ---------    ---------

              Total adjustments                            193,177      234,350
                                                         ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 121,100    $ 140,604
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.






                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




1.      ORGANIZATION, BASIS OF PREPARATION, AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

        ORGANIZATION

        Austintown   Associates,   a  partnership,   was  formed  as  a  limited
        partnership  on February 15, 1973 pursuant to the provisions of the laws of the State of Ohio.  The  Partnership  operates  a 200 unit  apartment project,  Compass West, (the Project)  located in Youngstown,  Ohio. The
        Project is operated under the terms of a Federal Housing  Administration
        (FHA)  Regulatory  Agreement for Limited  Distribution  Mortgages  under
        Section  236 of the  National  Housing  Act  dated  February  22,  1973.
        Distributions  to partners are allowable  only from surplus cash and are limited in any one fiscal  year to six  percent  of the  initial  equity investment,  on a cumulative  basis.  The FHA,  under  commitment to the
        Partnership, makes interest subsidiary payments to the mortgage lender.

        On October 30, 1984, ownership interests for the partners amounting to 99% of the interests of the existing partners were transferred by the original partners to new partners. As a result of the transfer, the Partnership retained one of the original General Partners as a Local
        General  Partner,  admitted a new General  Partner as Associate  General
        Partner, and admitted a Sole Investor Limited Partner. During 1995, there was a substitution of the Associate General Partner.

        The Partnership accounted for this transfer of ownership interests by the goodwill method whereby assets and liabilities are adjusted to reflect the value of Partnership assets based on the cost to the new partners of their interests in the Partnership.

        Profit of loss and cash distributions:

        Pursuant  to  Article  X of the  Amended  and  Restated  Certificate  of
        Formation and Agreement of Limited Partnership, profits and losses are allocated 1% to the Local General Partner, 1% to the Associate General
        Partner and 98% to the Investor Limited Partner, provided all partners individually have only positive balances or only negative balances. The agreement requires that all losses be allocated to the Investor Limited
        Partner if any General Partner has a negative balance at a time when any Limited Partner has a positive capital balance.

        The agreement also specifies the order of allocations in such instances as gain from a sale or refinancing and loss from a sale. These allocations may differ from those for operating profits and losses.

        BASIS OF PREPARATION

        The financial statements of the Project have been prepared in accordance with accounting principles applicable to a U.S. Department of Housing and Urban Development (HUD) project, in conformity with generally accepted accounting principles and the disclosure requirements as outlined in HUD Handbook 4370.2 REV 1.





        BASIS OF PREPARATION, CONTINUED

                   PART I - Funds of the Project:

        Under the conditions of the Regulatory Agreement, the "borrower" is obligated to create a Revenue Fund account into which all operating income of the Project is deposited and a Reserve Fund for Replacements for application toward the cost of unusual or extraordinary maintenance or repairs, renewals or replacements with the prior permission of HUD.
                   PART II - Investment restrictions:

        The Regulatory Agreement and Section 236 place certain restrictions on the investment of funds set aside in the required Reserve. In essence, investment is restricted to direct obligations of, or obligations the principal of and the interest on which are guaranteed to include both securities issued by the United States Government and its agencies, and those insured by the United States Government and its agencies, and those insured under the Federal Deposit Insurance Corporation. In addition, any interest earned on the investment of such funds must be retained in the required Reserve.

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following significant accounting policies have been followed in the preparation of the financial statements:

        Cash equivalents

        For purposes of the statement of cash flows, the Partnership considers all highly-liquid, debt instruments purchased with a maturity of three months or less, not invested in a Reserve required under the terms of its Regulatory Agreement, to be "cash equivalents."

        Fair values of financial instruments

        The following methods and assumptions were used by the Partnership in estimating its fair values for financial instruments:

              Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value.

              Restricted and Trust deposits and Funded Reserves: The fair value of these investments, principally U.S. Treasury securities, is based on the quoted market prices. The carrying amount of money market funds approximates fair value.

        Management believes it is not practicable to estimate the fair value of the mortgage insured by the U.S. Department of Housing and Urban
        Development (HUD) because programs with similar characteristics are not currently available to the Partnership. Under the Section 236 program of the National Housing Act, which program no longer exists, insured mortgages have a below market rate of interest over the 40 year original term.

        The Partnership is a party to an off-balance sheet financial  instrument with  the  FHA to  reduce  its  mortgage  interest  note.  The  Interest
        Reduction  Contract  provides for monthly  payments to the  mortgagee on behalf of the Partnership in the amount of $14,291.14 plus an additional
        amount  representing  the  monthly  mortgage  insurance  premium.   Such
        payments  commenced with the  amortization  of the insured  mortgage and continue to its maturity in December 2015.





        Fair values of financial instruments, continued

        The carrying value of the operating loss loan payable approximates its fair value.

        The Partnership does not hold or issue financial instruments for trading purposes.

        Property and equipment

        Property and equipment is recorded on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 3 to 30 years. Management continually reviews property and equipment to determine that the carrying values have not been impaired.

        Maintenance

        Routine maintenance is charged to maintenance expense. Expenditures which materially increase the value or extend the useful lives of the assets are capitalized.

        Unamortized loan costs

        Loan costs are being amortized over the appropriate loan period on a straight-line basis.

        Inventory, supplies

        Supplies consist of various maintenance and cleaning products carried at cost.

        Income taxes

        For income tax purposes, each partner is required to take into account his share of the Partnership's income or loss and, accordingly, no provision or benefit for income taxes is included in the financial statements.

        Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
        Accordingly, actual results could differ from those estimates.

2.      MORTGAGE PAYABLE

        The mortgage is insured by the FHA and secured by the property and equipment of the Project. The mortgagee's recourse on the debt is limited to such security.

        The mortgage, which bears interest at 7% per annum, requires monthly principal and interest payments of $24,095 less monthly interest subsidy
        ($15,538  for 1996 and $15,570  for 1995) thru  December,  2015.  Annual principal  payments  for the next  five  years are as  follows:  1997 --
        $79,280;  1998 --  $85,011;  1999 -- $91,157;  2000 --  $97,746;  2001 -
        $104,812 and thereafter -- $2,575,939.





2.      MORTGAGE PAYABLE, CONTINUED

        Under Section 236 of the National Housing Act, developers are given an interest reduction, in that the interest rate to develop and build the Project is subsidized to an effective rate of 1%.

                                                       1996              1995
                                                     --------          --------

                     Expense                         $214,778          $219,792
                     Subsidy                          186,417           186,803
                                                     --------          --------

                     Net interest                    $ 28,361          $ 32,989
                                                     ========          ========

         Under  agreements  with the mortgage lender and the FHA, the Project is required to make escrow  deposits for taxes,  insurance and replacement of Project  assets.  The Project is also subject to  restrictions as to
         operating  policies,   rental  charges,   operating   expenditures  and
         distributions to partners.

3.       OPERATING LOSS LOAN

         The operating loss loan is an FHA-secured note with interest payable at 9%, due in monthly installments of $444, including principal and interest through January, 2002. Annual principal payments for the next five years, are as follows: 1997 - $3,410; 1998 -- $3,729; 1999 --
         $4,079; 2000 -- $4,461; 2001 -- $4,880; and thereafter - $2,358.

4.       TRANSACTIONS WITH RELATED PARTIES

         Distribution  payable consists of administrative  fees to the Associate
         General Partner for services in overseeing the operations of the Partnership. The $7,500 per annum fee is payable only out of surplus cash reserves. The fee owed at December 31, 1996 and 1995 was $7,500.

         Pursuant to a management agreement dated July 1, 1994, management fees of 9.9% of gross rental collections are payable to Federal Management
         Company,  an affiliate  of the Local  General  Partner.  On October 12,
         1990, HUD approved a monthly management fee of $32 per unit. Management fees were $76,800 per annum for the years ended December 31, 1996 and 1995.

         Included in operating expenses are reimbursements to Federal Management
         Company for payroll, payroll taxes, medical insurance, accounting fees, and office supplies. Payments for such reimbursements were $169,630 and $161,000 for the years 1996 and 1995, respectively.

         Miscellaneous revenue includes commissions for the collection of monthly fees for equipment provided by B & M Professional Services, an affiliate of the Local General Partner. Receipts for the fiscal years ending December 31, 1996 and 1995 were $2,105 and $2,163, respectively.

         Included in operating expenses are payments of $27,260 and $103,197 for 1996 and 1995, respectively, to B & M Professional Services for window replacement, painting and drywall repairs.

         Payables to related parties as of December 31 are as follows:

                                                            1996         1995
                                                          --------     --------
                     Federal Management Company           $ 16,656     $ 20,445
                     B & M Professional Services          $  9,809     $ 31,266






5.       HOUSING ASSISTANCE PAYMENTS

         The Federal Housing Authority (FHA) has contracted with the Partnership pursuant to Section 8 of the Housing and Community Development Act of 1974 to make housing assistance payments to the Partnership on behalf of qualified tenants. The Partnership has extended the original five-year agreements of November, 1983 and May, 1984 to additional five-year terms ending November, 1998 and May, 1999, respectively. As of December 31, 1996, the housing assistance payments are contractually limited to annual amounts totalling $559,980. This contract limit does not include increases in the contract authority for HUD-approved rent increases and prior years' unused contract authority, as provided in the Project's HAP contracts.








                           SUPPLEMENTARY INFORMATION











                         [Bick Fredman & Co Letterhead]







            Independent Auditor's Report on Supplementary Information

Austintown Associates                              HUD Field Office Director
Youngstown, Ohio                                   Cleveland, Ohio

         Our report on our audit of the basic financial statements of Austintown
Associates,  HUD Project No. 042-44213, for December 31, 1996 appears on page 1.
That audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information on pages 13 to 20 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Austintown Associates, HUD Project No.
042-44213. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                    /s/Bick Fredman & Co








Cleveland, Ohio
January 9, 1997




Statement of Profit and Loss    U.S. Department of Housing and Urban Development
                                Office of Housing
                                Federal Housing Commissioner
                                      OMB Approval No. 2502-0052 (Exp. 1/31/95)
Public  Reporting  Burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including suggestions for reducing this burden, to the Reports Management Officer,  Office of Information Policies and Systems, U.S.
Department of Housing and Urban  Development,  Washington,  D.C.  20410-3600 and to the Office of Management  and Budget,  Paperwork
Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.

For Month/Period  Ending:                  Project         Project Name:
Beginning                                  Number:
January 1, 1996   December 31, 1996      042-44213        Austintown Associates

          Part 1                          Description of Account                Acct. No.      Amount*
Rental Income 5100         Apartments or Member Carrying Charges (Coops)          5120    $   155,877
                           Tenant Assistant Payments                              5121    $   661,203
                           Furniture and Equipment                                5130    $
                           Stores and Commercial                                  5140    $
                           Garage and Parking Spaces                              5170    $
                           Flexible Subsidy Income                                5180    $
                           Miscellaneous (specify)                                5190    $
                           Total Rent Revenues Potential at 100% Occupancy                                   $817,080
Vacancies 5200             Apartments                                             5220    $   (10,856)
                           Furniture and Equipment                                5230
                           Stores and  Commercial                                 5240
                           Garage and Parking Spaces                              5270
                           Miscellaneous (specify)                                5290
                           Total Vacancies                                                                    (10,856)
                           Net Rental Revenue Rent Revenue Less Vacancies                                    $806,224
                           Elderly and Congregate Service Income --5300
                           Total Service Income (Schedule Attached)               5300                       $
Financial Revenue 5400     Interest Income--Project Operations                    5410    $     4,165
                           Income from Investments--Residual Receipts             5430    $
                           Income from Investments--Reserve for Replacement       5440    $     9,225
                           Income from Investments--Miscellaneous                 5490
                           Total Financial Revenue                                                           $ 13,390
Other Revenue 5900         Laundry and Vending                                    5910    $     1,523
                           NSF and Late Charges                                   5920    $     1,333
                           Damages and Cleaning Fees                              5930    $     4,348
                           Forfeited Tenant Security Deposits                     5940    $       366
                           Other Revenue (specify)                                5990    $     8,929
                           Total Other Revenue                                                               $ 16,499
                           Total Revenue                                                                     $836,113
Administrative Expenses    Advertising                                            6210    $     1,162
6200/6300                  Other Administrative Expense                           6250    $       414
                           Office Salaries                                        6310    $    33,923
                           Office Supplies                                        6311    $    12,131
                           Office or Model Apartment Rent                         6312    $
                           Management                                             6320    $    76,800
                           Manager or Superintendent Salaries                     6330    $    17,186
                           Manager or Superintendent Rent Free Unit               6331    $
                           Legal Expenses (Project)                               6340    $     1,068
                           Auditing Expenses (Project)                            6350    $     7,000
                           Bookkeeping Fees/Accounting Services                   6351    $
                           Telephone and Answering Service                        6360    $     4,955
                           Bad Debts                                              6370    $     7,517
                           Miscellaneous Administrative Expenses (specify)        6390    $     1,731
                           Total Administrative Expenses                                                     $163,887
Utilities Expense 6400     Fuel Oil/Coal                                          6420    $
                           Electricity (Light and Misc. Power)                    6450    $    56,219
                           Water                                                  6451    $    64,399
                           Gas                                                    6452    $
                           Sewer                                                  6453    $
                           Total Utilities Expense                                                           $120,618

*All amounts must be rounded to the nearest dollar; $.50 and over, round up--$.49 and below, round down.

AUSTINTOWN ASSOCIATES                  042-44213

Operating and              Janitor and Cleaning Payroll                           6510    $    25,836
Maintenance Expenses       Janitor and Cleaning Supplies                          6515    $     4,987
6500                       Janitor and Cleaning Contract                          6517    $     2,408
                           Exterminating Payroll/Contract                         6519    $       675
                           Exterminating Supplies                                 6520    $       262
                           Garbage and Trash Removal                              6525    $    18,469
                           Security Payroll/Contract                              6530    $     1,349
                           Grounds Payroll                                        6535    $     9,262
                           Grounds Supplies                                       6536    $     3,433
                           Grounds Contract                                       6537    $     1,397
                           Repairs Payroll                                        6540    $    46,828
                           Repairs Material                                       6541    $    84,519
                           Repairs Contract                                       6542    $     5,400
                           Elevator Maintenance/Contract                          6545    $
                           Heating/Cooling Repairs and Maintenance                6546    $     1,575
                           Swimming Pool Maintenance/Contract                     6547    $     3,836
                           Snow Removal                                           6548    $     1,500
                           Decorating Payroll/Contract                            6560    $    19,980
                           Decorating supplies                                    6561    $     6,238
                           Other                                                  6570    $     4,487
                           Miscellaneous Operating and Maintenance Expenses       6590    $     1,044
                           Total Operating and Maintenance Expenses                                          $243,485
Taxes and Insurance 6700   Real Estate Taxes                                      6710    $    87,213
                           Payroll Taxes (FICA)                                   6711    $    21,046
                           Miscellaneous Taxes, Licenses and Permits              6719    $       456
                           Property and Liability Insurance (Hazard)              6720    $    11,859
                           Fidelity Bond Insurance                                6721    $       371
                           Workmen's Compensation                                 6722    $     1,008
                           Health Insurance and Other Employee Benefits           6723    $    11,972
                           Other Insurance (specify)                              6729    $       139
                           Total Taxes and Insurance                                                         $134,064
Financial Expenses 6800    Interest on Bonds Payable                              6810    $
                           Interest on Mortgage Payable                           6820    $    28,361
                           Interest on Notes Payable (Long-Term)                  6830    $     2,193
                           Interest on Notes Payable (Short-Term)                 6840    $
                           Mortgage Insurance Premium/Service Charge              6850    $    15,198
                           Miscellaneous Financial Expenses                       6890    $
                           Total Financial Expenses                                                          $ 45,752
Elderly & Congregate       Total Service Expenses--Schedule Attached              6900                       $
Service Expenses 6900      Total Cost of Operations Before Depreciation                                      $707,806
                           Profit (Loss) Before Depreciation                                                 $128,307
                           Depreciation (Total)--6600 (specify)                   6600                       $192,884
                           Operating Profit or (Loss)                                                        $(64,577)
Corporate or Mortgagor     Office Salaries                                        7110    $
Entity Expenses 7100       Legal Expenses (Entity)                                7120    $
                           Taxes (Federal-State-Entity)                          7130-32  $
                           Other Expenses (Entity)                                7190    $     7,500
                           Total Corporate Expenses                                                          $  7,500
                           Net Profit or (Loss)                                                              $(72,077)
Warning: HUD will prosecute false claims and statements. Conviction may result lin criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C.  3729, 3802)

Miscellaneous or other income and expense  Sub-account  Groups. If miscellaneous or other income and/or expense sub- accounts (5190,
5290,  5490,  5990,  6390,  6590,  6729,  6890, and 7190) exceed the Account  Groupings by 10% or more,  attach a separate  schedule describing or explaining the miscellaneous income or expense.

Part II
1.       Total principal payments required under the mortgage, even if payments under a
         Workout Agreement are less or more than those required under t he mortgage.                         $ 73,935
2.       Replacement Reserve deposits required by the Regulatory Agreement or
         Amendments thereto, even if payments may be temporarily suspended or waived.                        $ 54,000
3.       Replacement or Painting Reserve releases which are included as expense items on
         this Profit and Loss statement                                                                      $ 34,203
4.       Project Improvement Reserve Releases under the Flexible Subsidy Program that
         are included as expense items on this Profit and Loss Statement.                                    $      0

                                       112

                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                     HOUSING - FEDERAL HOUSING COMMISSIONER
             OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY

                 COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
                               RESIDUAL RECEIPTS

PROJECT NAME                       FISCAL PERIOD ENDED:       PROJECT NUMBER
Austintown Associates               December 31, 1996           042-44213

                                                   PART A - COMPUTE SURPLUS CASH
       1.  Cash (Accounts 1110,1120,1191,1192)                                 $123,104

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                            $    155

       3.  Other (describe) RESERVE REPLACEMENT
                                                                               $
                                      (a) Total Cash (Add Lines 1, 2, and 3)                                  $123,259

       4.  Accrued mortgage interest payable                                   $  2,367

       5.  Delinquent mortgage principal payments                              $

       6.  Delinquent deposits to reserve for replacements                     $

       7.  Accounts payable (due within 30 days)                               $ 51,646

       8.  Loans and notes payable
           (due within 30 days)                                                $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                      $  1,830

       10. Accrued expenses (not escrowed)                                     $

       11. Prepaid Rents (Account 2210)                                        $    117

       12. Tenant security deposits liability (Account 2191)                   $ 26,491

       13. Other (Describe)    Excess Income                                   $

                                               (b) Less Total Current Obligations (Add Lines 4 through 13)    $ 82,451

                                               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))        $ 40,808
                        PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1.   Surplus Cash                                                                                           $ 40,808

       2a. Distribution Earned During Fiscal Period
             Covered by the Statement                                          $ 25,850
Ltd.
       2b. Distribution Accrued and Unpaid as of the
             End of the Prior Fiscal Period                                    $127,946
Div.
       2c. Distributions Paid During Fiscal Period Covered by Statement        $
Proj.
       3. Distributions Earned but Unpaid as of the End of
          the Fiscal Period Under Review (Line 2a + 2b - 2c)                   $153,796

  4.   Amount Available for Distribution During Next Fiscal Period                                            $ 40,808

  5.   Deposit Due Residual Receipts
       (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)                             $      0

    PREPARED BY                                       REVIEWED BY

 LOAN TECHNICIAN                                    LOAN SERVICERIAN

 DATE                                               DATE

                                                        AUSTINTOWN ASSOCIATES
                                                        PROJECT NO. 042-44213

                                                   CHANGES IN FIXED ASSET ACCOUNTS
                                                FOR THE YEAR ENDED DECEMBER 31, 1996





                                                  ASSETS                              ACCUMULATED DEPRECIATION               Net
                              --------------------------------------------  --------------------------------------------   Carrying
                                Balance                           Balance     Balance                           Balance     Amount
  Fixed Assets                 12/31/95   Additions  Disposals   12/31/96    12/31/95   Additions  Disposals   12/31/96    12/31/96
-----------------             ----------  ---------  ---------  ----------  ----------  ---------  ---------  ----------  ---------


Land                          $  397,105   $   -     $    -     $  397,105  $      -    $   -      $   -      $      -    $  397,105

Building                       4,987,520    27,247     15,071    4,999,696   1,832,247   187,666     15,071    2,004,842   2,994,854

Equipment:
  Furniture & fixtures           120,618       -          -        120,618     109,861     3,283        -        113,144       7,474
  Maintenance equipment           29,867       -          -         29,867      26,491     1,277        -         27,768       2,099
                              ----------   -------   --------   ----------  ----------  --------   --------   ----------  ----------


   TOTAL                      $5,535,110   $27,247   $ 15,071   $5,547,286  $1,968,599   192,226   $ 15,071   $2,145,754  $3,401,532
                              ==========   =======   ========   ==========  ==========             ========   ==========  ==========

                                                                          Amortization       658
                                                                                         -------
                                                                                 Total  $192,884
                                                                                        ========
Fixed asset additions/disposals:

  Roof                                     $12,705   $    -
  Refrigerators                              5,639      4,211
  Carpeting                                  8,903     10,860
                                           -------   --------
                                           $27,247   $ 15,071
                                           =======   ========

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                      OTHER SUPPORTING DATA REQUIRED BY HUD
                                DECEMBER 31, 1996


1.       ACCOUNTS OR NOTES RECEIVABLE OTHER THAN REGULAR TENANT ACCOUNTS

         None.

2.       DELINQUENT TENANT ACCOUNTS
                                                                Amount Past Due
              0 to 30 days                                             $    686
              31 to 60 days                                                  84
              61 to 90 days                                                  52
              Over 90 days                                                1,336
                                                                       --------

                                                                       $  2,158
                                                                       ========

3.       ACCOUNTS PAYABLE OTHER THAN TRADE CREDITORS

              Federal Management Co.                                   $ 16,656
              B & M Professional Services                                 9,809
                                                                       --------

                                                                       $ 26,465
                                                                       ========

4.       LOANS OR NOTES PAYABLE OTHER THAN THE INSURED MORTGAGE

         9% operating loss loan dated March 24, 1978 in the original amount of $57,300. Balance at December 31, 1996:

                   Current                                             $  3,410
                   Long-term                                             19,507
                                                                       --------

                                                                       $ 22,917
                                                                       ========

5.       COMPENSATION OF PARTNERS

         None.

6. CHANGES IN CAPITAL INTERESTS, PROFIT AND LOSS INTERESTS, AND CASH FLOW INTERESTS

         None.

7.       TRANSACTIONS WITH PARTIES-AT-INTEREST
                                                                  Amount
                   Company                  Description            Paid
         ---------------------------    --------------------     --------
         Liberty LGP                    Administrative fee       $  7,500
         B & M Professional Services    Painting and drywall
                                          services               $ 16,917
         B & M Professional Services    Window replacement       $ 31,860
         Federal Management Co.         Management fee           $ 76,800

8.       UNAUTHORIZED DISTRIBUTIONS

         Distributions of $7,700 made in 1996 were returned by one of the General Partners on December 6, 1996.

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                OTHER SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                DECEMBER 31, 1996



9.       MORTGAGE ESCROW DEPOSITS

         Estimated amount required as of December 31, 1996 for future payment of:

              Mortgage insurance premium                               $ 14,957
              Property insurance                                          6,918
              Real estate taxes                                          29,071
                                                                       --------
                                                                         50,946
              Amount on deposit deficient
                of estimated requirements                                 1,830
                                                                       --------

              Total confirmed                                          $ 49,116
                                                                       ========

10.      ACCRUED TAXES

         Description      Basis for        Period          Date        Amount
           of tax          Accrual         Covered          Due        Accrued

         Real Estate   1996 effective    01/01/96 to    Semi-Annual
                          tax rate         12/31/96        1997        $ 87,213
                                                                       ========

11.      RESERVE FOR REPLACEMENTS

         In accordance with the provisions of the Regulatory Agreement, restricted cash is held by the mortgage servicing agent, Manufacturers and Traders Trust, and is used for replacement of property with the approval of HUD.


              Balance at January 1, 1996                              $ 242,293
              Monthly deposits                                           54,000
              Authorized releases:
                 December 18, 1995             $(40,000)
                 Various 1996                   (83,704)               (123,704)
                                               --------               ---------
              Interest income                                            9,225
                                                                      ---------

              Balance at December 31, 1996, confirmed by mortgagee    $ 181,814
                                                                      =========

              Invested in:
                Money Market                                          $  54,890
                Treasury Bill, due March 6, 1997                        126,924
                                                                      ---------

              Balance at December 31, 1996                            $ 181,814
                                                                      =========

         The  following   information   pertains  to  Reserve  for   Replacement
         Reimbursement requests approved during December 31, 1996:

           Amount             Purpose              Account  Fiscal Year Affected
         of Request          of Request            Charged     1995       1996
         ----------  --------------------------  ----------  --------   -------

         $  3,148    Refrigerators               Building    $  3,148   $    -
            2,518    Hot water tanks             6541           2,518        -
              680    Garbage disposals           6541             680        -
            1,835    Tiles                       6541           1,835        -
            2,329    Kitchen cabinets            6541           2,329        -

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                OTHER SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                DECEMBER 31, 1996



11.      RESERVE FOR REPLACEMENTS, CONTINUED

           Amount             Purpose              Account  Fiscal Year Affected
         of Request          of Request            Charged     1995       1996
         ----------  --------------------------  ----------  --------   -------

         $ 12,852    Carpeting                   Building    $ 12,852   $    -
              332    Freight - carpeting         6541             332        -
              345    Dumpster                    6542             345        -
         --------                                            --------   -------

         $ 24,039    Form HUD 9250 approved January 8, 1996  $ 24,039   $    -
         ========                                            ========   =======


         $  4,370    Parking Lot                 6541        $    -     $ 4,370
            2,308    Kitchen cupboards           6541, 6542       -       2,308
            3,759    Refrigerators               Building         -       3,759
              807    Exterior paint              6561             -         807
            8,161    Drainage for building 1031  6541 ,6542       -       8,161
              578    Door                        6541             -         578
           10,957    Floors                      6541, 6542       980     9,977
            7,687    Carpeting                   Building         630     7,057
            5,400    Windows                     6542             -       5,400
           13,665    Roofs                       Building         -      12,705
                                                 6541, 6542       -         960
              567    Exterior panels             6542             -         567
              579    Disposals                   6541             -         579

              827    Hot water tanks             6541            331        496
         --------                                            -------   --------

         $ 59,665    Form HUD 9250 approved October 31, 1996 $ 1,941   $ 57,724
         ========                                            =======   ========


12.      SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS AS OF DECEMBER 31, 1996

         Funds held by mortgagor:

               Mahoning National Bank (confirmed 1/6/97):
                 Operating - investment account, 4.40%      $ 87,256
                 Security deposit - savings, 2.5%              4,637
                                                            --------
                                                                       $ 91,893
               Metropolitan Savings (confirmed 1/3/97):
                 Security deposit - CD, due 12/30/97, 5.20%              30,936
                                                                       --------

                    Total funds held by mortgagor                       122,829
                                                                       --------

         Funds held by mortgagee (confirmed 1/21/97):

               Reserve for Replacements:
                 Money Market                                 54,890
                 U.S. Treasury Bill, due 3/6/97              126,924    181,814
                                                            --------

               Mortgage escrow                                           49,116
                                                                       --------

                    Total funds held by mortgagee                       230,930
                                                                       --------

               Total funds in financial institutions                   $353,759
                                                                       ========

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                OTHER SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                DECEMBER 31, 1996



13.      TENANT SECURITY DEPOSITS

         Tenant security deposits in the total amount of $35,573, which is sufficient to fund the related liability, are held in the following bank accounts at December 31, 1996:

              Metropolitan Savings       Certificate of Deposit
                                           (5.20% due 12/30/97)        $ 30,936
              Mahoning National Bank     Savings                          4,637
                                                                       --------

                                                                       $ 35,573
                                                                       ========

14.      DETAIL OF STATEMENT OF PROFIT AND LOSS SELECTED ACCOUNTS

         Account 5990 Other Revenue
         Community room/office rentals                                 $  1,092
         Air conditioning fee                                             2,105
         Cable                                                            4,733
         Pool                                                               692
         Miscellaneous                                                      307
                                                                       --------

                                                                       $  8,929
                                                                       ========
         Account 6390 Miscellaneous Administration Expenses
         Computer services                                             $  1,117
         Seminars                                                           157
         Travel                                                             357
         Miscellaneous                                                      100
                                                                       --------

                                                                       $  1,731
                                                                       ========
15.      NON-REVENUE PRODUCING UNITS

         None.

                         [Bick Fredman & Co Letterhead]




            Independent Auditor's Report on Compliance with Specific
             Requirements Applicable to Major HUD-Assisted Programs

Austintown Associates                            HUD Field Office Director
Youngstown, Ohio                                 Cleveland, Ohio

          We have audited the financial statements of Austintown Associates, HUD Project No. 042-44213, as of and for the year ended December 31, 1996, and have issued our report thereon dated January 9, 1997. In addition, we have audited Austintown Associates' compliance with the following specific program requirements:

Specific Compliance Requirements

o     Federal Financial Reports
o     Mortgage Status
o     Replacement Reserve
o     Residual Receipts
o     Security Deposits
o     Cash Receipts and Disbursements
o     Distributions to Owners
o     Tenant Application, Eligibility and Recertification
o     Management Functions

that are applicable to each of its major HUD-assisted programs, for the year ended December 31, 1996. The management of the Project is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

          We conducted our audit of compliance with those requirements in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those standards and The Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Project's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

          The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. We considered these instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

          In our opinion, Austintown Associates complied, in all material respects, with the specific compliance requirements described above, that are applicable to each of its major HUD-assisted programs, for the year ended December 31, 1996.

          This report is intended for the information of management and the U.S. Department of Housing and Urban Development. This restriction is not intended to limit the distribution of this report, which is a matter of public record.



                                                    /s/Bick Fredman & Co



Cleveland, Ohio
January 9, 1997

                         [Bick Fredman & Co Letterhead]





            Independent Auditor's Report on Compliance with Specific
               Requirements Applicable to Affirmative Fair Housing

Austintown Associates                         HUD Field Office Director
Youngstown, Ohio                              Cleveland, Ohio

          We have audited the financial statements of Austintown Associates, HUD Project No. 042-44213, as of and for the year ended December 31, 1996, and have issued our report thereon dated January 9, 1997. We have applied procedures to test the Project's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs, for the year ended December 31, 1996.

          Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on the Project's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

          The  results  of  those   procedures   disclosed   no   instances   of
noncompliance with the Affirmative Fair Housing requirements that are required to be reported herein under Government Auditing Standards.

          This report is intended for the information of management and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



                                        /s/Bick Fredman & Co



Cleveland, Ohio
January 9, 1997

                         [Bick Fredman & Co Letterhead]







         Independent Auditor's Report on The Internal Control Structure

Austintown Associates                            HUD Field Office Director
Youngstown, Ohio                                 Cleveland, Ohio

          We have audited the financial statements of Austintown Associates, HUD Project No. 042-44213, as of and for the year ended December 31, 1996, and have issued our report thereon dated January 9, 1997. We have also audited the Project's compliance with requirements applicable to major HUD- assisted programs and have issued our reports thereon dated January 9, 1997.

          We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide

for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, in July 1993. Those standards, and the Guide, require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether the Project complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

          The management of Austintown Associates is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

          In planning and performing our audits for the year ended December 31, 1996, we obtained an understanding of the internal control structure. With respect to the internal control structure, we obtained an understanding of the design of relevant policies and procedures and whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the Project's financial statements and its compliance with specific requirements applicable to its major HUD-assisted programs and not to provide an opinion on the internal control structure. Accordingly, we do not express such an opinion.

          We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Project's HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policy and procedures. Accordingly, we do not express such an opinion.

          Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more of the specific internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operation that we consider to be material weaknesses as defined above.

          This report is intended for the information of management and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



                                                      /s/Bick Fredman & Co






Cleveland, Ohio
January 9, 1997

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                                DECEMBER 31, 1996





1.        RESERVE FOR TAXES AND INSURANCE

          At December 31, 1996, the Reserve for Taxes and Insurance was deficient by $1,830.


2.        SURPLUS CASH CALCULATION/CURRENT YEAR DISTRIBUTIONS

          On November 22, 1996, HUD informed the Project owner that the surplus cash calculation as of December 31, 1995 was in error in that Line 3 included a pending release from the Reserve for Replacements which was not authorized until 1996. As a consequence of eliminating this item, the Project had no surplus cash at December 31, 1995. In 1996, the Project distributed $7,700 to the partners based on the original surplus cash calculation. In order to comply with HUD's instructions, on December 6, 1996, one of the general partners returned the entire distribution of $7,700. This amount is repayable to him out of surplus cash that exists as of December 31, 1996.

          No additional action is needed.

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                            AUDIT RESOLUTION MATTERS
                                DECEMBER 31, 1996




The findings noted on the prior year's audit report and their depositions are reported below:



1.        TENANT CERTIFICATIONS

          HUD Handbook 4350.3 requires that the average six month checking account balance be used when computing net family assets. Three exceptions were noted in our 1995 testing (exception rate - 13%).

          Action taken

          No exceptions were noted during the current year audit.



2.        TENANT LEASES

          Three instances were noted where the tenant file did not contain a copy of the signed lease (exception rate - 13%).

          Action taken

          A copy of the signed lease has been inserted in the tenant's file.

                        MORTGAGOR'S CERTIFICATION







          We hereby certify that we have examined the accompanying financial statements and supplemental data of Austintown Associates and, to the best of our knowledge and belief, the same is complete and accurate.





                                          /s/ James P. Manchi



                                          Feb 24                         , 1997
                                          -------------------------------
                                          Date


                                          EIN: 74-2343727

                     MANAGING AGENT'S CERTIFICATION






       We hereby certify that we have examined the accompanying 1996 financial statements and supplemental data of Austintown Associates and, to the best of our knowledge and belief, the same is complete and accurate.





                                            Federal Management Company, Inc.


                                            By /s/ James P. Manchi
                                               James Manchi


                                            Feb 24, 1997
                                            Date


                                            Federal I.D. #34-1527725

                            OSUNA APARTMENTS COMPANY
                          HUD Project No. 116-44052-LDP
                             (A Limited Partnership)

                              Financial Statements
                                       and
                                Supplemental Data
                      For the Year Ended December 31, 1996


                                              OSUNA APARTMENTS COMPANY
                                            HUD Project No. 116-44052-LDP
                                               (A Limited Partnership)

                                                  Table of Contents

Independent Auditor's Report

Financial Statements:

  Balance Sheet                                                                        Exhibit A

  Statement of Profit and Loss                                                         Exhibit B

  Statement of Changes in Partners' Equity                                             Exhibit C

  Statement of Cash Flows                                                              Exhibit D

  Notes to Financial Statements

Supplemental Data:

  Supporting Data Required by HUD                                                   Schedule   1

  Schedule of Funds in Financial Institutions                                       Schedule   2

Independent Auditor's Report on Compliance with Specific
   Requirements Applicable to Major HUD Programs                                    Schedule   3

Independent Auditor's Report on Compliance with Specific
   Requirements Applicable to Nonmajor HUD Transactions                             Schedule   4

Independent Auditor's Report on the Internal Control Structure                      Schedule   5

Independent Auditor's Report on Compliance with Specific
  Requirements Applicable to Affirmative Fair Housing                               Schedule   6

Schedule of Findings and Questioned Costs                                           Schedule   7

Auditor's Comments on Audit Resolution Matters                                      Schedule   8

Auditee's Corrective Action Plan                                                    Schedule   9

Partners' Certification                                                              Schedule 10

Managing Agent's Certification                                                       Schedule 11


                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Osuna Apartments Company

I have audited the accompanying balance sheet of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 8, 1997, on my consideration of Osuna Apartments Company's internal control structure and reports dated February 8, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data required by HUD included in Schedules 1 and 2 provides additional analysis which is not a required part of the basic financial statements of the Partnership. The information in such schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ James M. Klein, P.C.

February 8, 1997

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                                  Exhibit A
                                  Balance Sheet
                                December 31, 1996

                            Assets
Current assets:
    1110 Petty cash                                                            $       100
    1120 Cash in bank - operations (Note 1) (Schedules 1 and 2)                     59,914
    1130 Accounts receivable - tenants (Schedule 1)                                    957
    1143 - Accounts receivable - HUD (Schedule 1)                                      111
    Prepaid expenses:
        1240 Property insurance                                     4,631
        1250 Mortgage insurance                                     3,654            8,285
                                                               ----------      -----------
            Total current assets                                                    69,367

Deposits held in trust - funded:
    1191 Tenant security deposits (contra) (Schedules 1 and 2)                      11,105

Restricted deposits and funded reserves:
    1310 Mortgage escrow deposits (Schedules 1 and 2)              10,974
    1320 Reserve for replacements
          (Note 2 and Schedules 1 and 2)                          140,540
    1330 Reserve for exterior painting (Schedules 1 and 2)         31,676
    1340 Reserve for residual receipts
          (Note 2 and Schedules 1 and 2)                          220,898          404,088
                                                               ----------
Fixed assets (at cost) (Notes 1 and 3) (Schedule 1):
    1410 Land                                                     255,230
    1420 Buildings                                              1,854,035
    1430 Building equipment                                         7,487
    1460 Furnishings                                              157,276
                                                               ----------
                                                                2,274,028
       Less accumulated depreciation                              899,829        1,374,199
                                                               ----------
Other asset:

    1900 Unamortized deferred expenses (Note 1)                                     19,667
                                                                               -----------
                                                                               $ 1,878,426
                                                                               ===========
               Liabilities and Partners' Equity

   Current liabilities:
       2110 Accounts payable - trade (Schedule 1)                              $    18,964
       2115 Accounts payable - HUD (Schedule 1)                                      3,107
       2120 Payroll taxes payable                                                      277
       2130 Accrued interest payable                                                   865
       2140 Other accrued expenses (Note 4 and Schedule 1)                           2,500
       2210 Prepaid rent                                                               375
       2320 Current maturities of long-term debt (Note 3)                           34,759
                                                                               -----------
                     Total current liabilities                                      60,847

   Deposit liabilities:
       2191 Tenant security deposits (contra) (Schedules 1                          11,105
       and 2)

   Long-term debt (Note 3):
       2320 Mortgage payable, 7 percent, less
           current maturities of $34,759                                         1,248,886

   3130 Partners' equity (Notes 1 and 5)                                           557,588
                                                                               -----------
                                                                               $ 1,878,426
                                                                               ===========

    The accompanying notes are an integral part of the financial statements.

Statement of Profit and Loss    U.S. Department of Housing and Urban Development
                                Office of Housing
                                Federal Housing Commissioner
                                        OMB Approval No. 2502-0052(Exp. 8/31/92)
Public  Reporting  Burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including suggestions for reducing this burden, to the Reports Management Officer,  Office of Information Policies and Systems, U.S.
Department of Housing and Urban  Development,  Washington,  D.C.  20410-3600 and to the Office of Management  and Budget,  Paperwork
Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.

For Month/Period  Ending:                  Project         Project Name:
Beginning                                  Number:
          1/96            12/96          116-44052-LDP      Osuna Apartments

          Part I                          Description of Account                Acct. No.      Amount*
Rental Income 5100         Apartments or Member Carrying Charges (Coops)          5120    $   380,701
                           Tenant Assistant Payments                              5121    $    32,747
                           Furniture and Equipment                                5130    $
                           Stores and Commercial                                  5140    $
                           Garage and Parking Spaces                              5170    $
                           Flexible Subsidy Income                                5180    $
                           Miscellaneous (specify)                                5190    $
                           Total Rent Revenues Potential at 100% Occupancy                                   $413,448
Vacancies 5200             Apartments                                             5220    $    (4,469)
                           Furniture and Equipment                                5230
                           Stores and  Commercial                                 5240
                           Garage and Parking Spaces                              5270
                           Miscellaneous (specify)                                5290
                           Total Vacancies                                                                     (4,469)
                           Net Rental Revenue Rent Revenue Less Vacancies                                    $408,979
                           Elderly and Congregate Service Income --5300
                           Total Service Income (Schedule Attached)               5300                       $
Financial Revenue 5400     Interest Income--Project Operations                    5410    $     3,075
                           Income from Investments--Residual Receipts             5430    $     9,648
                           Income from Investments--Reserve for Replacement       5440    $     6,164
                           Income from Investments--Miscellaneous                 5490
                           Total Financial Revenue                                                           $ 18,887
Other Revenue 5900         Laundry and Vending                                    5910    $     5,309
                           NSF and Late Charges                                   5920    $     1,634
                           Damages and Cleaning Fees                              5930    $       221
                           Forfeited Tenant Security Deposits                     5940    $
                           Other Revenue (specify)                                5990    $       430
                           Total Other Revenue                                                               $  7,594
                           Total Revenue                                                                     $435,460
Administrative Expenses    Advertising                                            6210    $
6200/6300                  Other Administrative Expense                           6250    $       176
                           Office Salaries                                        6310    $     5,533
                           Office Supplies                                        6311    $     6,085
                           Office or Model Apartment Rent                         6312    $
                           Management                                             6320    $    38,683
                           Manager or Superintendent Salaries                     6330    $    15,180
                           Manager or Superintendent Rent Free Unit               6331    $     3,336
                           Legal Expenses (Project)                               6340    $     1,074
                           Auditing Expenses (Project)                            6350    $     5,565
                           Bookkeeping Fees/Accounting Services                   6351    $     5,280
                           Telephone and Answering Service                        6360    $     1,417
                           Bad Debts                                              6370
                           Miscellaneous Administrative Expenses (specify)        6390    $     3,916
                           Total Administrative Expenses                                                     $ 86,245
Utilities Expense 6400     Fuel Oil/Coal                                          6420    $
                           Electricity (Light and Misc. Power)                    6450    $    50,048
                           Water                                                  6451    $    15,936
                           Gas                                                    6452    $    23,953
                           Sewer                                                  6453    $     6,905
                           Total Utilities Expense                                                           $ 96,842

*All amounts must be rounded to the nearest dollar; $.50 and over, round up--$.49 and below, round down.
 The accompanying notes are an integral part of the financial statements.

OSUNA APARTMENTS      116-44052-LDP

Operating and              Janitor and Cleaning Payroll                           6510    $
Maintenance Expenses       Janitor and Cleaning Supplies                          6515    $       169
6500                       Janitor and Cleaning Contract                          6517    $     2,378
                           Exterminating Payroll/Contract                         6519    $     2,544
                           Exterminating Supplies                                 6520    $
                           Garbage and Trash Removal                              6525    $     7,726
                           Security Payroll/Contract                              6530    $
                           Grounds Payroll                                        6535    $
                           Grounds Supplies                                       6536    $
                           Grounds Contract                                       6537    $    13,948
                           Repairs Payroll                                        6540    $    20,639
                           Repairs Material                                       6541    $    12,443
                           Repairs Contract                                       6542    $    70,030
                           Elevator Maintenance/Contract                          6545    $
                           Heating/Cooling Repairs and Maintenance                6546    $       710
                           Swimming Pool Maintenance/Contract                     6547    $
                           Snow Removal                                           6548    $
                           Decorating Payroll/Contract                            6560    $    45,916
                           Decorating supplies                                    6561    $     6,053
                           Other                                                  6570    $       576
                           Miscellaneous Operating and Maintenance Expenses       6590    $
                           Total Operating and Maintenance Expenses                                          $183,132
Taxes and Insurance 6700   Real Estate Taxes                                      6710    $    26,410
                           Payroll Taxes (FICA)                                   6711    $     3,876
                           Miscellaneous Taxes, Licenses and Permits              6719    $         5
                           Property and Liability Insurance (Hazard)              6720    $    10,777
                           Fidelity Bond Insurance                                6721    $       533
                           Workmen's Compensation                                 6722    $     1,552
                           Health Insurance and Other Employee Benefits           6723    $       132
                           Other Insurance (specify)                              6729    $
                           Total Taxes and Insurance                                                         $ 43,285
Financial Expenses 6800    Interest on Bonds Payable                              6810    $
                           Interest on Mortgage Payable                           6820    $    11,334
                           Interest on Notes Payable (Long-Term)                  6830    $
                           Interest on Notes Payable (Short-Term)                 6840    $
                           Mortgage Insurance Premium/Service Charge              6850    $     6,580
                           Miscellaneous Financial Expenses Amort Fin Costs       6890    $     1,054
                           Total Financial Expenses                                                          $ 18,968
Elderly & Congregate       Total Service Expenses--Schedule Attached              6900                       $
Service Expenses 6900      Total Cost of Operations Before Depreciation                                      $428,472
                           Profit (Loss) Before Depreciation                                                 $  6,988
                           Depreciation (Total)--6600 (specify)                   6600         64,518        $ 64,518
                           Operating Profit or (Loss)                                                        $(57,530)
Corporate or Mortgagor     Office Salaries                                        7110    $
Entity Expenses 7100       Legal Expenses (Entity)                                7120    $
                           Taxes (Federal-State-Entity)                          7130-32  $
                           Other Expenses (Entity) Admin. Fee - Note 4            7190    $     2,500
                           Total Corporate Expenses                                                          $  2,500
                           Net Profit or (Loss)                                                              $(60,030)
Warning: HUD will prosecute false claims and statements. Conviction may result lin criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C.  3729, 3802)  Miscellaneous or other income and expense  Sub-account  Groups. If miscellaneous or other income and/or expense sub- accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
Part II
1.       Total principal payments required under the mortgage, even if payments under a
         Workout Agreement are less or more than those required under t he mortgage.                         $ 32,416
2.       Replacement Reserve deposits required by the Regulatory Agreement or
         Amendments thereto, even if payments may be temporarily suspended or waived.                        $  6,072
3.       Replacement or Painting Reserve releases which are included as expense items on
         this Profit and Loss statement                                                                      $ 30,000
4.       Project Improvement Reserve Releases under the Flexible Subsidy Program that
         are included as expense items on this Profit and Loss Statement.                                    $      -

            The  accompanying  notes  are an  integral  part of the financial statements.



                             OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                                                Exhibit C
                    Statement of Changes in Partners' Equity
                      For the Year Ended December 31, 1996






                                                                       Associate                Local
                                                                        General                General                Limited
                                                   Total                Partner                Partner                Partner
                                              ----------------      ----------------      -----------------      ------------------

Balance, January 1, 1996                      $ 626,930                $   3,183             $   3,323                $ 620,424

Distributions to partners                        (9,312)                     (93)                 (118)                  (9,101)

Net income (loss) for the year                  (60,030)                    (150)                 (150)                 (59,730)
                                              ---------                ---------             ---------                ---------

Balance, December 31, 1996                    $ 557,588                $   2,940             $   3,055                $ 551,593
                                              =========                =========             =========                =========







The accompanyingnotes are an integral part of the financial statements.

                                                                 Exhibit D
                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                             Statement of Cash Flows
                      For the Year Ended December 31, 1996




Cash flows from operating activities:
    Rental receipts                             $ 401,868
    Interest receipts                                 533
    Other receipts                                  7,594    $ 409,995
                                                ---------


    Administrative expenses                        26,013
    Management fees                                38,683
    Utilities                                      91,188
    Salaries and wages                             37,700
    Maintenance expenses                          156,713
    Real estate taxes and escrow deposits          33,472
    Taxes - other                                   4,034
    Insurance                                      13,110
    Mortgage interest                              11,509
    Mortgage insurance premium                      6,382      418,804
                                                ---------    ---------

        Net cash used in operating activities                   (8,809)

Cash flows from investing activities:
    Deposit to residual receipts                  (19,030)
    Deposits to reserve for replacements           (6,068)
    Deposits to reserve for exterior painting      (3,600)
    Transferred to operations                      31,332
    Purchase of fixed assets                       (2,826)
                                                ---------

        Net cash used in investing activities                     (192)

Cash flows from financing activities:
    Mortgage principal payments                   (32,415)
    Distribution to partners                       (9,312)
                                                ---------

        Net cash used in financing activities                  (41,727)
                                                             ---------

Decrease in cash                                               (50,728)

Cash, beginning of year                                        110,742
                                                             ---------

Cash, end of year                                            $  60,014
                                                             =========


The accompanying notes are an integral part of the financial statements.

                                                                     Exhibit D
                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                       Statement of Cash Flows (Continued)
                      For the Year Ended December 31, 1996



Cash flows from operating activities:
    Net loss                                                           $(60,030)
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                  $ 65,572
            Increase in accounts receivable - tenants          (892)
            Increase in accounts receivable - HUD              (111)
            Decrease in prepaid expenses                         82
            Increase in mortgage escrow account              (7,062)
            Increase in accounts payable - trade             11,434
            Increase in accounts payable - HUD                  515
            Decrease in accrued interest payable               (175)
            Increase in prepaid rent                            365
            Decrease in accrued payroll taxes                  (153)
            Interest earned on reserve accounts             (18,354)     51,221
                                                            -------     -------

                Net cash used in by operating activities               $ (8,809)
                                                                       ========




Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                             $ 11,509
                                                                       ========

Interest earned on restricted reserve accounts and
   maintained in the respective reserve accounts                       $ 18,354
                                                                       ========





The accompanying notes are an integral part of the financial statements

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements
                                December 31, 1996


Note 1 - Organization and Summary of Significant Accounting Policies

The Partnership was organized as a limited partnership on February 25, 1974, to acquire an interest in real property located in Albuquerque, New Mexico and to construct and operate thereon an apartment complex of 110 units, under Section 236 of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. The project's major program is its insured loan under Section 236. The project's nonmajor program results from its participation in the Section 8 housing assistance program.

The Certificate of Limited Partnership provides that profits and losses from operations be allocated 1% to the local general partner, 1% to the associate general partner and 98% to the investor limited partner. However, the allocation of deductions in respect to depreciation on property contributed to the Partnership is to be allocated according to the basis contributed by respective partners. In the case of certain other events which are specified in the Partnership Agreement (for example, a sale or refinancing of the property) the allocation may be different than as described above for profits and losses from operations.

The partnership does business under the assumed name of "Osuna Apartments ".

The regulatory agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of the year. The maximum distributable amount for the year ended December 31, 1996 was $11,812 and "surplus cash" amounted to $36,537. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide "surplus cash" in excess of current requirements. The cumulative amount distributable at December 31, 1996 was $11,812.

The following significant accounting policies have been followed in the preparation of the financial statements:

Basis of accounting

The Partnership's policy is to prepare its financial statements on the basis of accounting practices prescribed by the Department of Housing and Urban Development. Assets and liabilities are classified as current based on the instructions provided in the Consolidated Audit Guide for Audits of HUD Programs, (July 1993) (Handbook IG 2000.04 REV-1). For purposes of the statement of cash flows, cash does not include tenant security deposits or restricted deposits.

Depreciation

Depreciation is provided using the accelerated and straight-line methods over the estimated useful lives of the assets which range from five to 40 years.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements
                                December 31, 1996


Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Deferred expenses

Unamortized deferred expenses consist of fees for obtaining the HUD insured mortgage loan which are being amortized on the straight-line method over the life of the mortgage loan.

Income taxes

No income tax provision has been included in the financial statements since income or loss of the partnership is required to be reported by the respective partners on their income tax returns.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Rental revenue

Gross rental revenue earned (accounts 5120 and 5121) was based on the approved rental rate structure (revenue and non-revenue units) of the project. Two non-revenue apartments (a 1BR and a 2BR) were occupied by the resident manager and maintenance person during the year.

Concentration of credit risk

The Partnership maintains its cash in various insured bank accounts which, at times, may exceed Federally insured limits. At December 31, 1996 the uninsured cash balances approximated $3,000. The partnership has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash. Management is aware of the limitation and attempts to minimize any risk.


Note 2 - Replacement Reserves and Residual Receipts

Replacement reserve funds are held in cash ($45,192) and U.S. Treasury bills ($95,348) due April 1997. Residual receipts are held in cash ($63,575) and U.S. Treasury bills ($157,323) due April 1997. The Treasury bills bear interest at approximately 5.22% per annum. The amounts reported approximate fair value and are based on quoted market prices.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements
                                December 31, 1996


Note 3 - Long-term Debt

The seven percent mortgage note payable is insured by HUD and is payable in monthly installments of $10,293 (before any interest supplement) through August, 2015. A portion of the interest is paid by HUD under its 236 Program. The apartment project is pledged as collateral for the note.

Current maturities of long-term debt over the next five years ending December 31, are as follows:

                         1997                          $34,759
                         1998                          $37,272
                         1999                          $39,966
                         2000                          $42,856
                         2001                          $45,954

It is impractical to estimate, with any precision, the fair value of the outstanding debt without incurring excessive cost.


Note 4- Related Party Transactions

During 1996, the general partners earned $2,500 in local partnership administrative fees. This amount is reflected as an accrued expense at December 31, 1996. These fees are treated as a portion of the limited dividend payable and can only be paid as part of the allowable distribution from surplus cash.


Note 5 - Restricted Equity

Under the terms of the Regulatory Agreement, the Partnership is required to set aside specified amounts for the replacement of property and other project expenditures as approved by HUD. Restricted funds, which approximate $361,000 at December 31, 1996, are held in separate accounts and generally are not available for operating purposes without HUD's prior written approval.


Note 6 - Rent Increases

Under the regulatory agreement, the partnership may not increase rents charged to tenants without HUD approval.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements
                                December 31, 1996


Note 7 - Management Fees

Management fees of $38,683 were earned under a HUD approved 9.4% management contract. Management fees are based on collections of rentals, commercial (laundry and vending), late and NSF fees and forfeited security deposits. In addition, accounting fees of four dollars per unit per month ($5,280) were paid to the management company.


Note 8:  Contingency

The Partnership has been named in a lawsuit which is being handled by the Partnership's insurance carrier. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability (if any) that might result has been made in the accompanying financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                         Supporting Data Required by HUD



Accounts and Notes Receivable (Other Than Tenants)

Accounts receivable - HUD represent an adjustment of Section 8 funds received in January 1997.

Accounts Receivable - Tenants

Tenant accounts receivable at December 31, 1996 were comprised primarily of unpaid rents.

          Number of
          Tenants                   Aging                 Amount Due
          ---------             ------------              ----------
               3                0 - 30 Days                  $957
                                                             ====


Mortgage Escrow Deposits

Estimated amount required for future payment of:
    City, state and county taxes                              $    2,201
    Property insurance                                             5,219
    Mortgage insurance                                             2,127
                                                              ----------
                                                                   9,547
    Amount in excess of estimated requirements                     1,427
                                                              ----------

        Total held by mortgagee                               $   10,974
                                                              ==========









This supporting data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                     Schedule 1
                   Supporting Data Required by HUD (Continued)


Reserve for Replacements

In accordance with the provisions of the regulatory agreement, restricted cash and securities are held by GMAC Commercial Mortgage at December 31, 1996 to be used for replacement of property with the approval of HUD as follows:

    Balance, January 1, 1996                                  $ 127,778
    Monthly deposits ($506 x 12)                                  6,068
    Interest earned                                               6,694
                                                              ---------

    Balance, December 31, 1996                                $ 140,540
                                                              =========

Reserve for Residual Receipts

In accordance with the provisions of the regulatory agreement, residual receipts cash and securities are held by GMAC Commercial Mortgage. Use of these funds is contingent upon HUD's prior written approval. The following is an analysis of 1996 transactions.

    Balance, January 1, 1996                                  $ 178,305
    Interest earned                                               9,774
    1994 residual receipts transferred                           19,030
    Transfer from another property to correct prior
      year mortgagee error                                       13,789
                                                              ---------

    Balance, December 31, 1996                                $ 220,898
                                                              =========

Reserve for Exterior Painting

Restricted cash is held by a bank to be used for exterior painting as follows:

    Balance, January 1, 1996                                  $  58,076
    Deposits for 1996 ($300 x 12)                                 3,600
    Interest earned                                               1,332
    Interest transferred to operating                            (1,332)
    Transfer to operating                                       (30,000)
                                                              ---------
    Balance, December 31, 1996                                $  31,676
                                                              =========




This supporting data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                     Schedule 1
                   Supporting Data Required by HUD (Continued)


Accounts Payable (Other Than Trade Creditors)

None

Accounts Payable - Trade

Accounts payable trade represent current obligations of the Partnership due in 30 days.

Accounts Payable - HUD

Accounts payable HUD represents excess income collected and remitted in January 1997.

Accrued Taxes
                          Basis                                         Amount
Description of Tax      of Accrual     Period Covered     Date Due     Accrued
------------------      ----------     --------------     --------     -------

Payroll                 Monthly        December 1996     January
                                                          1997          $227
                                                                        ====


Tenant Security Deposits

Tenant security deposits are fully funded and are held in a separate interest bearing account in the name of the project in an account insured by the Federal government at Norwest Bank Texas, Waco, N.A. Interest earned on the account does not inure to the tenants and is transferred into the operating account. At December 31, 1996 and 1995 the account consisted of $11,105 and $10,805, respectively, in cash.

Partnership Changes

There were no changes in the partners' ownership during 1996.

Distributions to Partners

In March 1996, $11,812 in limited dividends, earned in 1995, were paid to the partners. At December 31, 1996 an equal amount ($11,812) was earned and is expected to be paid in 1997.





This supporting data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                   Supporting Data Required by HUD (Continued)



Unauthorized Distributions to Partners

There were no unauthorized distributions to partners during 1996.

Compensation of Partners

There was no compensation paid to partners.

Identity of Interest Companies

During  1996,  the  general   partners   earned  $2,500  in  local   partnership
administrative fees. These fees are treated as part of the limited dividend and are only paid out of surplus cash.

Loans (Other Than Insured Mortgages) and Notes Payable

None

Comments on Other Balance Sheet Items

None

Miscellaneous Information

The lead auditor of the engagement was James M. Klein, the shareholder in the firm of James M. Klein, P.C. (EIN: 75-2465724), located at 4901 LBJ Freeway, Suite 120, Dallas, Texas 75244.








This supporting data is presented for purposes of additional analysis and is not a required part of the basic financial statements.


                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                   Supporting Data Required By HUD (Continued)
                                December 31, 1996



Changes in the Apartment Project



                                             Assets                          Accumulated Depreciation                     Net
                  --------------------------------------------------   ----------------------------------------------   Carrying
                     Balance                                Balance,    Balance,                             Balance,     Amount
                     Jan. 1,                                Dec. 31,     Jan. 1,                             Dec. 31,    Dec. 31,
                      1996        Additions  Deductions      1996        1996     Provision    Deductions      1996        1996
                  ------------    ---------  ----------    ---------   --------- -----------  -----------   ---------   ----------

Land                $  255,230     $      -   $       -    $  255,230  $       -   $      -    $        -    $      -   $  255,230

Buildings            1,854,035            -           -     1,854,035    681,201     61,848             -     743,049    1,110,986

Building equipment
    fixed                4,974        2,513           -         7,487      2,596      1,069             -       3,665        3,822

Furnishings            156,963          313           -       157,276    151,514      1,601             -     153,115        4,161
                    ----------     --------   ---------    ----------  ---------   --------    ----------    --------   ----------

    Totals          $2,271,202     $  2,826   $       -    $2,274,028  $ 835,311   $ 64,518    $        -    $899,829   $1,374,199
                    ==========     ========   =========    ==========  =========   ========    ==========    ========   ==========







This supporting data is presented for purposes of additional analysis and is not a required part of the financial statements.

                                         U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                                              HOUSING - FEDERAL HOUSING COMMISSIONER
                                      OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY

                                          COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND                              SCHEDULE 1
                                                         RESIDUAL RECEIPTS

PROJECT NAME                                 FISCAL PERIOD ENDED:       PROJECT NUMBER
OSUNA APARTMENTS                                   12/31/96             116-44052-LDP

                                                   PART A - COMPUTE SURPLUS CASH
       1.  Cash                                                                $71,119

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                            $   111

       3.  Other (describe)
                                                                               $     -
                                      (a) Total Cash (Add Lines 1, 2, and 3)                                  $71,230
       4.  Accrued mortgage interest payable                                   $   865

       5.  Delinquent mortgage principal payments                              $     -

       6.  Delinquent deposits to reserve for replacements                     $     -

       7.  Accounts payable (due within 30 days)                               $18,964

       8.  Loans and notes payable
           (due within 30 days)                                                $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                      $

       10. Accrued expenses (not escrowed)                                     $   277

       11. Prepaid Rents (Account 2210)                                        $   375

       12. Tenant security deposits liability (Account 2191)                   $11,105

       13. Other (Describe)    Excess Income                                   $ 3,107

                                               (b) Less Total Current Obligations (Add Lines 4 through 13)    $34,693

                                               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))        $36,537
                        PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1.   Surplus Cash                                                                                           $36,537

       2a. Distribution Earned During Fiscal Period
             Covered by the Statement                                          $11,812

       2b. Distribution Accrued and Unpaid as of the
             End of the Prior Fiscal Period                                    $11,812

       2c. Distributions Paid During Fiscal Period Covered by Statement        $11,812

       3. Distributions Earned but Unpaid as of the End of
          the Fiscal Period Under Review (Line 2a + 2b - 2c)                   $11,812

  4.   Amount Available for Distribution During Next Fiscal Period                                            $11,812

  5.   Deposit Due Residual Receipts
       (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)                             $24,725

    PREPARED BY                                       REVIEWED BY

 LOAN TECHNICIAN                                    LOAN SERVICERIAN

 DATE                                               DATE

                     See Reverse for Instructions) HUD-93486
This supporting data is presented for additional analysis and is not a required part of the basic financial statements.

                                                                   Schedule 2

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                   Schedule of Funds In Financial Institutions
                                December 31, 1996

A.  Funds held by mortgagor, regular operating account:
        1.  Norwest Bank Texas (checking)                           $ 26,259
        2.  Norwest Bank Texas (money market, 2.5%)                   33,138
        3.  First Security Bank New Mexico (checking)                    517
                                                                    --------

                  Total operating funds                               59,914

B.  Funds held by mortgagor in trust, tenant security deposit:
        1.  Norwest Bank Texas (money market, 2.5%)                   11,105

C.  Funds held by mortgagor, exterior painting reserve:
        1.  Norwest Bank Texas (money market, 2.5%)                   31,676
                                                                    --------

Total funds held by mortgagor                                       $102,695
                                                                    ========

D.  Funds held by mortgagee (in trust):
        1.  Tax and insurance escrow                                $ 10,974
                                                                    --------
        2.  Reserve fund for replacements
             a.  1-year Treasury Bill, 5.22%, maturing April 1997     95,348
             b.  GMAC Commercial Mortgage (Corestates Bank, N.A.)     45,192
                                                                    --------
                                                                     140,540
                                                                    --------
        3.  Reserve for residual receipts
             a.  1-year Treasury Bill, 5.22%, maturing April 1997    157,323
             b.  GMAC Commercial Mortgage (Corestates Bank, N.A.)     63,575
                                                                    --------
                                                                     220,898
                                                                    --------

Total funds held by mortgagee                                       $372,412
                                                                    ========

    Total funds in financial institutions                           $475,107
                                                                    ========

NOTE: All funds held by mortgagor were verified as of December 31, 1996. All funds held by mortgagee servicing agent (GMAC) were confirmed as of December 31, 1996.


This supporting data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                                                                      Schedule 3


                         INDEPENDENT AUDITOR'S REPORT ON
                            COMPLIANCE WITH SPECIFIC
                  REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS


To the Partners of
Osuna Apartments Company

I have audited the financial statements of Osuna Apartments Company (a limited partnership), Project No. 116-44052-LDP, as of and for the year ended December 31, 1996, and have issued my report thereon dated February 8, 1997.

I have also audited Osuna Apartments Company's compliance with the specific program requirements governing federal financial reports, mortgage status, the replacement reserve, the residual receipts, tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, and management functions, that are applicable to its major HUD-assisted program for the year ended December 31, 1996. The management of the Partnership is responsible for compliance with those requirements. My responsibility is to express an opinion on compliance with those requirements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban

Development, Office of Inspector General, in July 1993. Those standards and the Guide require that I plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Partnership's compliance with those requirements. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, Osuna Apartments Company complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted program for the year ended December 31, 1996.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ James M. Klein, P.C.

Dallas, Texas
February 8, 1997

                                                                      Schedule 4


                          INDEPENDENT AUDITOR'S REPORT
                           ON COMPLIANCE WITH SPECIFIC
                           REQUIREMENTS APPLICABLE TO
                            NONMAJOR HUD TRANSACTIONS

To the Partners of
Osuna Apartments Company

I have audited the financial statements of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of and for the year ended December 31, 1996, and have issued my report thereon dated February 8, 1997.

In connection with my audit of the 1996 financial statements of Osuna Apartments Company and with my consideration of the Partnership's internal control structure used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993, I selected certain transactions applicable to certain nonmajor HUD-assisted programs for the year ended December 31, 1996. As required by the Guide, I performed auditing procedures to test compliance with the requirements governing affirmative fair housing, management, maintenance, the replacement reserve, federal financial reports, tenant application, tenant eligibility, tenant recertification, and tenant security deposits that are applicable to those transactions. My procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion of the Partnership's compliance with those requirements. Accordingly, I do not express such an opinion.

The results of my tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ James M. Klein, P.C.

Dallas, Texas
February 8, 1997

                                                                   Schedule 5



                          INDEPENDENT AUDITOR'S REPORT
                        ON THE INTERNAL CONTROL STRUCTURE

To the Partners of
Osuna Apartments Company


I have audited the financial statements of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of and for the year ended December 31, 1996, and have issued my report thereon dated February 8, 1997. I have also audited the Partnership's compliance with requirements applicable to its major HUD-assisted program and have issued my report thereon dated February 8, 1997.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, in July 1993. Those standards and the Guide require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether the Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of Osuna Apartments Company is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

In planning and performing my audits, I obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and I assessed control risk, in order to determine my auditing procedures for the purpose of expressing my opinions on Osuna Apartments Company's financial statements and on its compliance with specific requirements applicable to its major HUD-assisted program and the report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

I performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that I considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Partnership's major HUD-assisted program. My procedures were less in scope than would be necessary to render an opinion on such internal control structure policies and procedures. Accordingly, I do not express such an opinion.

My consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. I noted no matters involving the internal control structure and its operations that I consider to be material weaknesses as defined above.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ James M. Klein, P.C.

Dallas, Texas
February 8, 1997

                                                                      Schedule 6


                          INDEPENDENT AUDITOR'S REPORT
                    ON COMPLIANCE WITH SPECIFIC REQUIREMENTS
                     APPLICABLE TO AFFIRMATIVE FAIR HOUSING

To the Partners of
Osuna Apartments Company

I have audited the financial statements of Osuna Apartments Company as of and for the year ended December 31, 1996, and have issued my report thereon dated February 8, 1997.

I have also applied procedures to test Osuna Apartments Company's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted program for the year ended December 31, 1996.

My procedures were limited to the applicable compliance requirements described by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. My procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Osuna Apartments Company's compliance with the Affirmative Fair Housing requirements. Accordingly, I do not express such an opinion.

The results of my tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

/s/ James M. Klein, P.C.


Dallas, Texas
February 8, 1997

                                                                      Schedule 7

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                    Schedule of Findings and Questioned Costs
                                December 31, 1996





There were no findings, including material questioned costs, noted during the audit.

                                                                      Schedule 8


                              AUDITOR'S COMMENTS ON
                            AUDIT RESOLUTION MATTERS
                            RELATING TO HUD PROGRAMS


To the Partners of
Osuna Apartments Company

I have audited the financial statements of Osuna Apartments Company (a limited partnership) as of and for the year ended December 31, 1996, and have issued my report thereon dated February 8, 1997.

During the 1995 audit, no material matters involving the internal control structure and its operation or compliance with specific requirements applicable to its major HUD program were noted. Accordingly corrective action was not required during 1996. Further, based on the auditor's discussions with management, there were no HUD OIG audits or program reviews during 1996.

In March and August, 1996, the mortgagee conducted physical inspections of the project with the overall physical condition and maintenance policies and practices ultimately receiving a "superior" rating. Based on discussions with management and review of correspondence, items noted in the physical inspection reports have been corrected or are being addressed.




/s/ James M. Klein, P.C.

Dallas, Texas
February 8, 1997

                                                                      Schedule 9

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                        Auditee's Corrective Action Plan
                                December 31, 1996



Section I - Internal Control Structure Review

There were no findings or recommendations listed in the 1995 report.


Section II - Compliance Review

There were no instances of noncompliance with laws and regulations listed in the 1995 report.




NOTE: As a result of the above, there is no need for a separate mortgagor letter proposing a corrective action plan.

                                                                     Schedule 10

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                             Partners' Certification



We hereby certify that we have examined the accompanying financial statements and supplemental data of Osuna Apartments Company for the year ended December 31, 1996, and, to the best of our knowledge and belief, the same is complete and accurate.



                                     Personal Economics Development Corporation

                                     By: /s/ Samuel R. Cambell

2-25-97                              Samuel R. Cambell, President
DATE                                 GENERAL PARTNER  (Printed Name)



                                     By:  ____________________________


DATE                                 GENERAL PARTNER  (Printed Name)







                                                       Employer Identification
                                                       No. 74-2347236

                                                                     Schedule 11


                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                         Managing Agent's Certification



I hereby certify that I have examined the accompanying financial statements and supplemental data of Osuna Apartments Company for the year ended December 31, 1996, and, to the best of my knowledge and belief, the same is complete and accurate.









2-25-97                                 The Sovereign Management Corporation

DATE                                    MANAGING AGENT


                                        BY: /s/ Joyce Brow
                                            Joyce Brow
                                        (Printed Name)

                                        TITLE: Director of Management

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Liberty Housing Partners Limited Partnership


         Our report on the 1996 and 1995 financial statements of Liberty Housing Partners Limited Partnership is included on page 31 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                             /s/ REZNICK FEDDER & SILVERMAN
Boston, Massachusetts                        REZNICK FEDDER & SILVERMAN
March 18, 1997

                                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                                (A Massachusetts Limited Partnership)

                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY OWNED
                                   BY LOCAL LIMITED PARTNERSHIPS IN WHICH REGISTRANT HAS INVESTED
                                                        at December 31, 1996

                                            Cost At Interest     Net       Gross Amount At Which Carried                   Life on
                                            Acquisition Date  Improvements    At December 31, 1996                           Which
                                      ----------------------  Capitalized ------------------------------   Accumu-         Depreci-
                      Number  Total            Buildings      Subsequent         Buildings                 lated           ation is
                        Of    Encum-              And            to                 And                    Depre-    Date  Computed
Property              Units  brances    Land  Improvements   Acquisition  Land  Improvements    Total     ciation    Built  (Years)
---------------------------  -------  ------- ------------  ------------  ----  ------------  --------    --------  ------ --------
Garden Apartment Complexes - Elderly Housing:
Surry Manor
 Apartments,          44    $934,598    $50,239  $1,259,177    $22,387   $50,239  $1,281,564  $1,331,803    $550,592   1981  3-30
  Dobson, NC
Glendale Manor        50     855,216     53,652   1,187,181      9,681    53,652   1,196,862   1,250,514     519,611   1980  3-30
Apartments,
  Clinton, SC
Fuquay-Varina
 Homes,               60     743,122     72,396   1,401,073     17,697    72,396   1,418,770   1,491,166     603,240   1977  3-30
  Fuquay, NC
Williamston Homes,    50     586,767     60,967   1,096,520      9,019    60,967   1,105,539   1,166,506     476,684   1978  3-30
  Williamston, NC
Oxford Homes,
  Oxford, NC          50     590,460     64,360   1,085,939     22,682    64,360   1,108,621   1,172,981     473,514   1978  3-30
Garden Apartment Complexes - Low and Moderate Income Housing
Compass West         200   3,110,997    397,105   4,822,593    327,588   397,105   5,150,181   5,547,286   2,145,754   1974   7-30
Apartments,
  Austintown, OH
Meadowwood            80     788,895     90,146   1,337,358     39,379    90,146   1,376,737   1,466,883     691,943   1977  10-25
Apartments,
  Tifton, GA
Brierwood
 Apartments,          56     856,358     76,325   1,024,970    (26,931)   76,325     998,039   1,074,364     478,129   1979  10-25
  Bainbridge, GA
Pine Forest
 Apartments,          64   1,229,691     44,588   1,491,921      1,380    44,588   1,493,301   1,537,889     748,624   1980  10-25
  Cairo, GA
Osuna Apartments,    110   1,316,060    255,230   1,987,767     31,031   255,230   2,018,798   2,274,028     899,829   1975   5-30
  Albuquerque, NM
Linden Park
 Apartments          198   4,261,517    357,236   4,544,514  1,570,235   456,828   6,015,157   6,471,985   2,132,647   1975   5-30
  Triangle, VA
Brierwood II
 Apartments           18     369,139     27,288     423,387        -      27,288     423,387     450,675     216,579   1984  10-25
  Bainbridge, GA
Garden Apartment Complexes - Other Assisted Housing:
Fiddlers Creek       160   2,178,611    275,147   3,156,533     41,228   275,147   3,197,761   3,472,908   1,392,211   1977   5-30
Apartments,        ----- ----------- ---------- ----------- ---------- --------- ----------- ----------- -----------
  Winston Salem, NC
Total Local
 Limited Partnership
  Real Estate      1,140 $17,821,431 $1,824,679 $24,818,933 $2,065,376 $1,924,27 $26,784,717 $28,708,988 $11,329,357
                   ===== =========== ========== =========== ========== ========= =========== =========== ===========

The aggregate cost of the above properties for Federal income tax purposes at December 31, 1996 is $35,758,051.

A reconciliation of summarized carrying value of the above properties for the years ended December 31, 1996, 1995 and 1994 is a follows :

                                                       1996              1995             1994
                                                       ----              ----             ----
Balance at beginning of year                        $27,292,762      $27,237,957      $27,230,829
Additions during the period - Improvements subse-
    equent to acquisition, net of dispositions        1,416,226           54,805            7,128
                                                    -----------      -----------      -----------
Balance at end of year                              $28,708,988      $27,292,762      $27,237,957
                                                    ===========      ===========      ===========
A reconciliation of summarized accumulated depreciation on the above properties for the years ended December 31, 1996, 1995 and 1994 is as follows :
                                                       1996              1995             1994
                                                       ----              ----             ----
     Balance at beginning of year                   $10,381,105)     ($9,492,160)     ($8,636,168)
     Current provision for depreciation                (948,252)        (888,945)        (855,992)
                                                   ------------     ------------      -----------
     Balance at end of year                        ($11,329,357)    ($10,381,105)     ($9,492,160)
                                                   ============     ============      ===========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None


                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

       (a-b)  Identification of Directors and Executive Officers

       The Partnership has no directors or officers. As indicated in Item 1 of this report, the Managing General Partner of the Partnership, as of December 27, 1995, is TNG Properties Inc., a Massachusetts corporation. Under the Partnership Agreement, the Managing General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the directors and executive officers of the Managing General Partner, TNG Properties Inc., are as follows as of March 18, 1997:

Name                          Title                                               Age
----                          -----                                               ---
Michael A. Stoller            President, Chief Executive Officer and Director      40

Wilma R. Brooks               Vice President, Treasurer and Director               39

Barbara A. Gilman             Vice President and Director of Management            47

Stephen D. Puliafico          Director                                             41

Clyde W. Sylvia               Director                                             41

        The directors of the Managing General Partner generally are elected at the annual meeting of stockholders of the Managing General Partner, to serve until the next such annual meeting, and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. The executive officers the Managing General Partner generally are elected at the annual meeting of directors of the Managing General Partner, to serve until the next such annual meeting, and until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

        (c)  Identification of certain significant persons.

        None.

        (d)  Family relationship

        Mr. Stoller and Ms. Brooks are husband and wife.

        (e)  Business experience

         Michael A. Stoller is President, CEO, and a Director of the Managing General Partner and The Newton Group, LLC. From 1992 to 1994, Mr. Stoller was President and Director of MBMC, Inc. of Boston, and the Managing General Partner of MB Management Company Limited Partnership, of Boston, a property management company. From 1983 to 1992, Mr. Stoller was employed by REMAS, Inc. and was a Partner and Chief Operating Officer of MB Associates, which companies engaged in the development and management of government assisted housing properties. Mr. Stoller holds a B.S. from Babson College and is a Certified Public Accountant.

         Stephen D. Puliafico is Director of the Managing General Partner. Since August 1995 Mr. Puliafico has been Executive Vice President of The Newton Group, LLC. From 1994 to 1995 Mr. Puliafico was a Regional Sales Manager for Staples, a seller of office supplies. From 1982 to 1994, Mr. Puliafico was a General Manager for Lechmere, a discount department store chain. Mr. Puliafico holds a B.S. from Southeastern Massachusetts University.

         Clyde W. Sylvia is Director of the Managing General Partner. Since 1994, Mr. Sylvia has been the Chief Financial Officer of Imaging Technology, of Bedford, Massachusetts, a manufacturer of electronic imaging products. From 1989 to 1993 Mr. Sylvia was a Director at NADCO, of Lowell, Massachusetts, a manufacturer of reference directories. Mr. Sylvia holds a B.S. from the University of Massachusetts at Amherst., an M.B.A. from Suffolk University and is a Certified Public Accountant.

         Wilma R. Brooks is Vice President, Treasurer and a Director of the Managing General Partner and Vice President and Treasurer of The Newton Group, LLC. From 1987 to 1993, Ms. Brooks was Chief Financial Officer and Treasurer of Congress Group Ventures, Inc., of Cambridge, Massachusetts, a commercial real estate developer. Ms. Brooks holds a B.S. from the University of Vermont and is a Certified Public Accountant.

         Barbara A. Gilman is Vice President and Director of Management of the Managing General Partner. For the seven years prior to joining the Managing General Partner in 1994, Ms. Gilman was Director of Management of Beacon Management Company, of Boston, Massachusetts, a property management company. Ms. Gilman holds a B.S. from Stonehill College.


(f-g)  Involvement in certain legal proceedings

        The Partnership is not aware of any legal proceedings during the past five years which may be material to the evaluation of the ability and integrity of any director or executive officer of the Managing General
Partner.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Partnership's officers and directors, and persons who own more than ten percent of a registered class of the Partnership's equity securities, to file reports of ownership on Form 3 and changes in ownership on

Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and ten-percent security holders are also required by applicable rules to furnish the Partnership with copies of all Section 16(a) reports they file. Although the Partnership has no directors or officers, the rules promulgated under ss. 16(a) provide that, for purposes of ss. 16, officers of the Managing General Partner are considered to be officers of the Partnership. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 3, 4 or 5 were required for such persons. The Partnership believes that, during the fiscal year ended December 31, 1996, its officers and ten percent security holders complied with all Section 16(a) filing requirements applicable to such individuals.

Item 11.  Executive Compensation

        (a), (b), (c), (d), and (e): The officers and directors of the Managing General Partner are compensated as employees of the Managing General Partner, but receive no compensation from the Partnership. The Managing General Partner and its affiliates receive compensation and expense reimbursement from the Partnership, as more fully described in Note 6 of the Notes to Financial Statements of the Partnership included in Item 8 of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

        (a) Security ownership of certain beneficial owners and management.

        Because it is organized as a limited partnership, the Partnership has issued no securities possessing traditional voting rights. However, the Partnership Agreement provides that certain matters require the approval of a majority in interest of the Limited Partners. Such matters include:

(1)    Amendment of the Limited Partnership Agreement;

(2)    Termination of the Partnership;

(3)    Removal of any General Partner; and

(4)    Sale of substantially all the assets of the Partnership.

Under the Partnership Agreement, the Managing General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. On December 27, 1995, the Former Managing General Partner and Former Associate General Partner withdrew from the Partnership and TNG Properties Inc. was admitted in their place as Successor General Partner and became Managing General Partner of the Partnership.

       No person or group is known by the Managing General Partner to own beneficially more than 5% of the Partnership's 21,576 Units outstanding as of December 31, 1996.

       (b)  Security ownership of management.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management, continued

By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The Former Associate General Partner owns 10 Units which are to be assigned to the current Managing General Partner.

       (c)  Changes in Control.

       None.


Item 13.  Certain Relationships and Related Transactions

       (a), (b), and (c): The managing general partner of the Partnership is TNG Properties, Inc., a Massachusetts corporation. See Note 6 to the Financial Statements of the Partnership contained in Item 8 of this report for a description of the fees and expense reimbursement paid by the Partnership to the current or former Managing General Partner and its affiliates. Directors and executive officers of TNG Properties, Inc. are identified in Item 10 of this report. During 1996, the Partnership was not involved in any transaction involving any of these directors or officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the directors or officers of the Managing General Partner, nor were any of the individuals indebted to the Partnership. Liberty LGP, formerly an affiliate of the predecessor general partners and now an affiliate of the Managing General Partner is entitled to receive certain administrative fees from the Local Limited Partnerships. At January 1, 1996 an aggregate of $104,917 in accrued and unpaid administrative fees were due to Liberty LGP from the Local Limited Partnerships. During 1996, Liberty LGP accrued $68,500 in administrative fees due from the Local Limited Partnership and received payment aggregating $67,000. At December 31, 1996 accrued and unpaid administrative fees aggregated $106,417. Liberty LGP is not entitled to interest on the accrued and unpaid amount.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)     1.    Financial Statements

              See Index included in Item 8, on page 15 of this Report.

        2.    Financial Statement Schedules

              See Index included in Item 8 on page 15 of this Report for schedules applicable to registrant.

        3.    Exhibits

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)

              See (c) below

(b)  Reports on Form 8-K

        None


(c)     Index to Exhibits

        Except as set forth below,  all  Exhibits to Form 10-K,  as set forth in
        Item 601 of Regulation S-K, are not applicable.


Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------

4.                     Instruments defining the rights of security holders:

4.1                    The Amended and Restated Certificate of Limited                        Exhibit 4.1 to the registrants
                       Partnership                                                            Annual Report on Form
                                                                                              10-K, for the period ended
                                                                                              December 31, 1995.

4.2                    First Amendment to Second Amended and                                  Exhibit 4.2 to the registrants
                       Restated Certificate of Limited Partnership                            Annual Report on Form
                                                                                              10-K, for the period ended
                                                                                              December 31, 1995.

*4.39                  Amended Agreement of Limited Partnership                               Exhibit A to the prospectus
                                                                                              contained in Form S-11
                                                                                              Registration Statement (File
                                                                                              2-90617)

4.4                    Amendment to the Amended Agreement of                                  Exhibit 4.4 to the registrants
                       Limited Partnership (withdrawal of Liberty Real                        Annual Report on Form
                       Estate Corporation and Admission of TNG                                10-K, for the period ended
                       Properties Inc.                                                        December 31, 1995.

4.5                    Amendment to the Amended Agreement of                                  Exhibit 4.5 to the registrants
                       Limited Partnership (withdrawal of LHP Associates                      Annual Report on Form
                       Limited Partnership)                                                   10-K, for the period ended
                                                                                              December 31, 1995.
10.                    Material Contracts and Other Documents

10.4                   Documents Relating to Partnership Interest in
                       Surry Manor, Ltd.

*10.4 (a)              Escrow Agreement dated August 31, 1984 between                         Exhibit 10.4 (a) Effective to
                       Billy P. Shadrick, Bobby Ray Badgett, Housing                          Post-Amendment No. 1 to
                       Projects, Inc. and Liberty Housing Partners Limited                    Form S-11 Registration
                       Partnership.                                                           Statement (File 2-90617)

*10.4 (b)              Amended and Restated Certificate and Agreement                         Exhibit 10.4 (b) to Post-
                       of Limited Partnership of Surry Manor, Ltd.                            Effective Amendment No. 1
                                                                                              to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.4 (c)              Promissory Notes dated August 31, 1984 from                            Exhibit 10.4 (c) to Post-
                       Liberty Housing Partners Limited Partnership to                        Effective Amendment No. 1
                       Billy P. Shadrick and from Liberty Housing                             to Form S-11 Registration
                       Partners Limited Partnership to Bobby Joe Davis.                       Statement (File 2-90617)



Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.4 (d)              Purchase Money Notes dated August 31, 1984 from                        Exhibit 10.4 (d) to Post-
                       Liberty Housing Partners to Billy P. Shadrick and                      Effective Amendment No. 1
                       from Liberty Housing Partners Limited Partnership                      to Form S-11 Registration
                       to Bobby Joe Davis.                                                    Statement (File 2-90617)

*10.4 (e)              Pledge Agreements dated August 31, 1984 between                        Exhibit 10.4 (e) to Post-
                       Billy P. Shadrick and Liberty Housing Partners                         Effective Amendment No. 1
                       Limited Partnership and between Bobby Joe Davis                        to Form S-11 Registration
                       and Liberty Housing Partners Limited Partnership.                      Statement (File 2-90617)

*10.4 (f)              Deed of Trust Note dated July 11, 1980 from Surry                      Exhibit 10.4 (f) to Post-
                       Manor, Ltd. to Highland Mortgage Company and                           Effective Amendment No. 1
                       related Deed of Trust dated July 11, 1980 among                        to Form S-11 Registration
                       Surry Manor, Ltd., James M. Tanner, and Highland                       Statement (File 2-90617)
                       Mortgage Company.

*10.4 (g)              Regulatory Agreement dated July 11, 1980 between                       Exhibit 10.4 (g) to Post-
                       Surry Manor, Ltd. and the Secretary of Housing                         Effective Amendment No. 1
                       and Urban Development.                                                 to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.4 (h)              Housing Assistance Payments Contract dated April                       Exhibit 10.4 (h) to Post-
                       9, 1981 between Surry Manor, Ltd. and the                              Effective Amendment No. 1
                       Secretary of Housing and Urban Development.                            to Form S-11 Registration
                                                                                              Statement (File 2-90617)
10.5                   Documents Relating to Partnership Interest in
                       Glendale Manor Apartments

*10.5 (a)              Escrow Agreement dated August 31, 1984 between                         Exhibit 10.5 (a) to Post-
                       Billy P. Shadrick, Bobby Ray Badgett, Housing                          Effective Amendment No. 1
                       Projects, Inc. and Liberty Housing Partners Limited                    to Form S-11 Registration
                       Partnership.                                                           Statement (File 2-90617)

*10.5 (b)              Amended and Restated Certificate and Agreement                         Exhibit 10.5 (b) to Post-
                       of Limited Partnership of Glendale Manor                               Effective Amendment No. 1
                       Apartments.                                                            to Form S-11  Registration
                                                                                              Statement (File 2-90617)



Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.5 (c)              Promissory Notes dated August 31, 1984 from                            Exhibit 10.5 (c) to Post-
                       Liberty Housing Partners Limited Partnership to                        Effective Amendment No. 1
                       Billy P. Shadrick, from Liberty Housing Partners                       to Form S-11 Regis-tration
                       Limited Partnership to Bobby Joe Davis and from                        Statement (File 2-90617)
                       Liberty Housing Partners Limited Partnership to
                       Bobby R. Badgett.

*10.5 (d)              Purchase Money Notes dated August 31, 1984 from                        Exhibit 10.5 (d) to Post-
                       Liberty Housing Partners Limited Partnership to                        Effective Amendment No. 1
                       Billy P. Shadrick and from Liberty Housing                             to Form S-11 Regis-tration
                       Partners Limited Partnership to Bobby Joe Davis.                       Statement (File 2-90617)

*10.5 (e)              Pledge Agreements dated August 31, 1984 between                        Exhibit 10.5 (e) to Post-
                       Billy P. Shadrick and Liberty Housing Partners                         Effective Amendment No. 1
                       Limited Partnership, between Bobby Joe Davis and                       to Form S-11 Regis-tration
                       Liberty Housing Partners Limited Partnership and                       Statement (File 2-90617)
                       between Bobby R. Badgett and Liberty Housing
                       Partners Limited Partnership.

*10.5 (f)              Mortgage Note dated April 11, 1979 from Glendale                       Exhibit 10.5 (f) to Post-
                       Manor Apartments to Cincinnati Mortgage                                Effective Amendment No. 1
                       Corporation and related Mortgage dated April 11,                       to Form S-11 Regis-tration
                       1979 between Glendale Manor Apartments and                             Statement (File 2-90617)
                       Cincinnati Mortgage Corporation.

*10.5 (g)              Regulatory Agreement dated April 11, 1979                              Exhibit 10.5 (g) to Post-
                       between Glendale Manor Apartments and the                              Effective Amendment No. 1
                       Secretary of Housing and Urban Development.                            to Form S-11 Regis-tration
                                                                                              Statement (File 2-90617)

*10.5 (h)              Housing Assistance Payments Contract dated May                         Exhibit 10.5 (h) to Post-
                       30, 1980 between Glendale Manor Apartments and                         Effective Amendment No. 1
                       the Secretary of Housing and Urban Development                         to Form S-11 Regis-tration
                                                                                              Statement (File 2-90617)
10.6                   Documents Relating to Partnership Interest in
                       Fiddlers Creek Apartments

*10.6 (a)              Escrow Agreement dated September 28, 1984                              Exhibit 10.6 (a) To Post-
                       between Billy P. Shadrick, Bobby Ray Badgett, J.                       Effective Amendment No. 1
                       Thomas Dotson and Liberty Housing Partners                             to Form S-11 Regis-tration
                       Limited Partnership.                                                   Statement (File 2-90617)




Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.6 (b)              Amended and Restated Certificate and Agreement                         Exhibit 10.6 (b) to Post-
                       of Limited Partnership of Fiddlers Creek                               Effective Amendment No. 1
                       Apartments.                                                            to Form S-11 Regstration

                                                                                              Statement (File 2-90617)
*10.6 (c)              Promissory Note form dated September 28, 1984,                         Exhibit 10.6 (c) to Post
                       Purchase Money Note form dated September 28,                           Effective Amendment No. 1
                       1984, Pledge Agreement form dated September 28,                        to Form S-11 Registration
                       1984 and Schedule of Promissory Notes, Purchase                        Statement (File 2-90617)
                       Money Notes and Pledge Agreements between
                       Liberty Housing Partners Limited Partnership and
                       the partners of Fiddlers Creek Apartments.

*10.6 (d)              Deed of Trust Note dated September 1, 1975 from                        Exhibit 10.6 (d) to Post-
                       Fiddlers Creek Apartments to Guaranty Mortgage                         Effective Amendment No. 1
                       Company of Nashville and related Deed of Trust                         to Form S-11 Regis-tration
                       dated September 1, 1975 between Fiddlers Creek                         Statement (File 2-90617)
                       Apartments and Guaranty Mortgage Company of
                       Nashville.

*10.6 (e)              Regulatory Agreement dated September 1, 1975                           Exhibit 10.6 (e) to Post-
                       between Fiddlers Creek Apartments and the                              Effective Amendment No. 1
                       Secretary of Housing and Urban Development.                            to Form S-11 Registration
                                                                                              Statement (File 2-90617)
10.7                   Documents Relating to Partnership Interest
                       Fuquay-Varina Homes for the Elderly, Ltd.

*10.7 (a)              Escrow Agreement dated September 28, 1984                              Exhibit 10.7 (a) to Post-
                       between Billy P. Shadrick, Bobby Ray Badgett and                       Effective Amendment No. 1
                       Liberty Housing Partners Limited  Partnership.                         to Form S-11 Registration
                                                                                              Statement (File 2-90617)




Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.7 (b)              Amended and Restated Certificate and Agreement                         Exhibit 10.7 (b) to Post-
                       of Limited Partnership of Fuquay-Varina Homes                          Effective Amendment No. 1
                       for the Elderly, Ltd.                                                  to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.7 (c)              Promissory Note form dated September 28, 1984,                         Exhibit 10.7 (c) to Post-
                       Purchase Money Note form dated September 28,                           Effective Amendment No. 1
                       1984, Pledge Agreement form dated September 28,                        to Form S-11 Registration
                       1984 and Schedule of Promissory Notes, Purchase                        Statement (File 2-90617)
                       Money Notes and Pledge Agreements between
                       Liberty Housing Partners Limited Partnership and
                       the partners of Fuquay-Varina Apartments.

*10.7 (d)              Deed of Trust Note dated May 23, 1977 from                             Exhibit 10.7 (d) to Post-
                       Fuquay-Varina Homes for Elderly, Ltd. to                               Effective Amendment No. 1
                       Cincinnati Mortgage Corporation and related Deed                       to Form S-11 Registration
                       of Trust dated May 23, 1977 between Fuquay-                            Statement (File 2-90617)
                       Varina Homes for the Elderly, Ltd. and Cincinnati
                       Mortgage Corporation.

*10.7 (e)              Regulatory Agreement dated May 23, 1977 between                        Exhibit 10.7 (e) to Post-
                       Fuquay-Varina Homes for the Elderly, Ltd. and the                      Effective Amendment No. 1
                       Secretary of Housing and Urban Development.                            to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.7 (f)              Housing Assistance Payments Contract dated May                         Exhibit 10.7 to
                       3, 1978 between Fuquay-Varina Homes for the                            Post-Effective
                       Elderly, Ltd. and the Secretary of Housing and                         Amendment No. 1 to
                       Urban Development.                                                     Form S-11 Registration (File
                                                                                              2-90617)

10.8                   Documents Relating to Partnership Interest in
                       Oxford Homes for the Elderly, Ltd.




Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.8 (a)              Escrow Agreement dated September 28, 1984                              Exhibit 10.8 (a) to Post-
                       between Billy P. Shadrick, Bobby Ray Badgett and                       Effective Amendment No. 1
                       Liberty Housing Partners Limited Partnership.                          to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.8 (b)              Amended and Restated Certificate and Agreement                         Exhibit 10.8 (b) to Post-
                       of Limited Partnership of Oxford Homes for the                         Effective Amendment No. 1
                       Elderly, Ltd.                                                          to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.8 (c)              Promissory Note form dated September 28, 1984,                         Exhibit 10.8 (c) to Post-
                       Purchase Money Note form dated September 28,                           Effective Amendment No. 1
                       1984, Pledge Agreement form dated September 28,                        to Form S-11 Registration
                       1984 and Schedule of Promissory Notes, Purchase                        Statement (File 2-90617)
                       Money Notes and Pledge Agreements between
                       Liberty Housing Partners Limited Partnership and
                       the partners of Oxford Homes for the Elderly, Ltd.

*10.8 (d)              Mortgage Note dated May 23, 1977 from Oxford                           Exhibit 10.8 (d) to Post-
                       Homes for the Elderly, Ltd. to Cincinnati Mortgage                     Effective Amendment No. 1
                       Corporation and related Mortgage dated May 23,                         to Form S-11 Registration
                       1977 between Oxford Homes for the Elderly, Ltd.                        Statement (File 2-90617)
                       and Cincinnati Mortgage Corporation.

*10.8 (e)              Regulatory Agreement dated May 23, 1977 between                        Exhibit 10.8 (e) to Post-
                       Oxford Homes for the Elderly, Ltd. and the                             Effective Amendment No. 1
                       Secretary of Housing and Urban Development.                            to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.8 (f)              Housing Assistance Payments Contract dated July                        Exhibit 10.8 (f) to Post-
                       3, 1978 between Oxford Homes for the Elderly,                          Effective Amendment No. 1
                       Ltd. and the Secretary of Housing and Urban                            to Form S-11 Registration
                       Development.                                                           Statement (File 2-90617)




Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
10.9                   Documents Relating to Partnership Interest in
                       Williamston Homes for the Elderly, Ltd.

*10.9 (a)              Escrow Agreement dated September 28, 1984                              Exhibit 10.9 (a) to Post-
                       between Billy P. Shadrick, Bobby Ray Badgett and                       Effective Amendment No. 1
                       Liberty Housing Partners Limited Partnership.                          to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.9 (b)              Amended and Restated Certificate and Agreement                         Exhibit 10.9 (b) to Post-
                       of Limited Partnership of Williamston Homes for                        Effective Amendment No. 1
                       the Elderly, Ltd.                                                      to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.9 (c)              Promissory Note form dated September 28, 1984,                         Exhibit 10.9 (c) to Post-
                       Purchase Money Note form dated September 28,                           Effective Amendment No. 1
                       1984, Pledge Agreement form dated September 28,                        to Form S-11 Registration
                       1984 and Schedule of Promissory Notes, Purchase                        Statement (File 2-90617)
                       Money Notes and Pledge Agreements between
                       Liberty Housing Partners Limited Partnership and
                       the partners of Williamston Homes for the Elderly,
                       Ltd.

*10.9 (d)              Deed of Trust Note dated May 24, 1977 from                             Exhibit 10.9 (d) to Post-
                       Williamston Homes for the Elderly, Ltd. and                            Effective Amendment No. 1
                       Cincinnati Mortgage Corporation and related Deed                       to Form S-11 Registration
                       of Trust between Williamston Homes for the                             Statement (File 2-90617)
                       Elderly, Ltd. and Cincinnati Mortgage Corporation.

*10.9 (e)              Regulatory Agreement dated May 24, 1977 between                        Exhibit 10.9 (e) to Post-
                       Williamston Homes for the Elderly, Ltd. and the                        Effective Amendment No. 1
                       Secretary of Housing and Urban Development.                            to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.9 (f)              Housing Assistance Payments Contract dated                             Exhibit 10.9 (f) to Post-
                       September 19, 1978 between Williamston Homes                           Effective Amendment No. 1
                       for the Elderly, Ltd. and the Secretary of Housing                     to Form S-11 Registration
                       and Urban Development.                                                 Statement (File 2-90617)





Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
10.10                   Documents Relating to Partnership Interest in
                        Austintown Associates

*10.10 (a)              Escrow Agreement dated October 30, 1984                               Exhibit 10.10 (a) to Post-
                        between James P. Manchi, Robert P. Baker, First                       Effective Amendment No. 1
                        March Realty Corporation and Liberty Housing                          to Form S-11 Registration
                        Partners Limited Partnership.                                         Statement (File 2-90617)

*10.10 (b)              Amended and Restated Certificate of Formation                         Exhibit 10.10 (b) to Post-
                        and Agreement of Limited Partnership of                               Effective Amendment No. 1
                        Austintown Associates.                                                to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.10 (c)              Promissory Note form dated October 30, 1984,                          Exhibit 10.10 (c) to Post-
                        Purchase Money Note form dated October 30,                            Effective Amendment No. 1
                        1984, Pledge Agreement form dated October 30,                         to Form S-11 Registration
                        1984 and Schedule of Promissory Notes, Purchase                       Statement (File 2-90617)
                        Money Notes and Pledge Agreements between
                        Liberty Housing Partners Limited Partnership and
                        the partners of Austintown Associates.

*10.10 (d)              Mortgage Note dated February 22, 1973 from                            Exhibit 10.10 (d) to Post-
                        Austintown Associates to Metropolitan Mortgage                        Effective Amendment No. 1
                        Corporation of Ohio, Supplementary Mortgage                           to Form S-11 Registration
                        Note dated November, 1975 from Austintown                             Statement (File 2-90617)
                        Associates to The Cleveland Trust Company, Supplementary
                        Mortgage  Note  dated  March 24,  1978  from  Austintown
                        Associates to Diversified Financial & Mortgage Services,
                        Inc. and the related  Mortgage  dated  February 22, 1973
                        between Austintown  Associates and Metropolitan Mortgage
                        Corporation of Ohio.





Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.10 (e)              Regulatory Agreement dated February 22, 1973                          Exhibit 10.10 (e) to Post-
                        between Austintown Associates and the Secretary                       Effective Amendment No. 1
                        of Housing and Urban Development.                                     to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.10 (f)              Housing Assistance Payments Contracts dated                           Exhibit 10.10 (f) to Post-
                        December 1, 1983 and June 1, 1984 between                             Effective Amendment No. 1
                        Austintown Associates and the Secretary of                            to Form S-11 Registration
                        Housing and Urban Development.                                        Statement (File 2-90617)

10.11                   Documents Relating to Partnership Interest in
                        Meadowwood, Ltd.

*10.11 (a)              Second Amended and Restated Certificate and                           Exhibit 10.11 (a) to Post-
                        Agreement of Limited Partnership of                                   Effective Amendment No. 1
                        Meadowwood, Ltd.                                                      to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.11 (b)              Promissory Note form dated October 30, 1984,                          Exhibit 10.11 (b) to Post-
                        Purchase Money Note form dated October 30,                            Effective Amendment No. 1
                        1984, Pledge Agreement form dated October 30,                         to Form S-11 Registration
                        1984 and Schedule of Promissory Notes, Purchase                       Statement (File 2-90617)
                        Money Notes and Pledge Agreements between
                        Liberty Housing Partners Limited Partnership and
                        the partners of Meadowwood, Ltd.

*10.11 (c)              Promissory Notes dated October 3, 1977 and                            Exhibit 10.11 (c) to Post-
                        October 25, 1978 from Meadowwood, Ltd. to                             Effective Amendment No. 1
                        Farmers Home Administration and related Deed                          to Form S-11 Registration
                        to Secure Debt dated October 25, 1978 between                         Statement (File 2-90617)
                        Meadowwood, Ltd. and Farmers Home
                        Administration.

*10.11 (d)              Farmers Home Administration Loan Agreement                            Exhibit 10.11 (d) to Post-
                        between Meadowwood, Ltd. and Farmers Home                             Effective Amendment No. 1
                        Administration.                                                       to Form S-11 Registration
                                                                                              Statement (File 2-90617)




Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.11 (e)              Interest Credit and Rental Assistance Agreement                       Exhibit 10.11 (e) to Post-
                        dated October 1, 1983 between Meadowwood,                             Effective Amendment No. 1
                        Ltd. and the Farmers Home Administration.                             to Form S-11 Registration
                                                                                              Statement (File 2-90617)
*10.12                  Documents Relating to Partnership Interest in
                        Brierwood, Ltd.

*10.12 (a)              Second Amended and Restated Certificate and                           Exhibit 10.12 (a) to Post-
                        Agreement of Limited Partnership of Brierwood,                        Effective Amendment No. 1
                        Ltd.                                                                  to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.12 (b)              Promissory Note form dated October 30, 1984,                          Exhibit 10.12 (b) to Post-
                        Purchase Money Note form dated October 30,                            Effective Amendment No. 1
                        1984, Pledge Agreement form dated October 30,                         to Form S-11 Registration
                        1984 and Schedule of Promissory Notes, Purchase                       Statement (File 2-90617)
                        Money Notes and Pledge Agreements between
                        Liberty Housing Partners Limited Partnership and
                        the partners of Brierwood, Ltd.

*10.12 (c)              Promissory Note dated May 4, 1979 from                                Exhibit 10.12 (c) to Post-
                        Brierwood, Ltd. to Farmers Home Administration                        Effective Amendment No. 1
                        and related Deed to Secure Debt dated May 4,                          to Form S-11 Registration
                        1979 between Brierwood, Ltd. and Farmers Home                         Statement (File 2-90617)
                        Administration.

*10.12 (d)              Farmers Home Administration Loan Agreement                            Exhibit 10.12 (d) to Post-
                        dated June 15, 1978 between Brierwood, Ltd. and                       Effective Amendment No. 1
                        Farmers Home Administration.                                          to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.12 (e)              Interest Credit and Rental Assistance Agreement                       Exhibit 10.12 (e) to Post-
                        dated October 1, 1980 between Brierwood, Ltd.                         Effective Amendment No. 1
                        and the Farmers Home Administration.                                  to Form S-11 Registration
                                                                                              Statement (File 2-90617)




Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
10.13                   Documents Relating to Partnership Interest in
                        Pine Forest Apartments, Ltd.
*10.13 (a)              Second Amended and Restated Certificate and                           Exhibit 10.13 (a) to Post-
                        Agreement of Limited Partnership of Pine Forest                       Effective Amendment No. 1
                        Apartments, Ltd.                                                      to Form S-11 Registration
                                                                                              Statement  (File 2-90617)

*10.13 (b)              Promissory Note form dated October 30, 1984,                          Exhibit 10.13 (b) to Post-
                        Purchase Money Note form dated October 30,                            Effective Amendment No. 1
                        1984, Pledge Agreement form dated October 30,                         to Form S-11 Registration
                        1984 and Schedule of Promissory Notes, Purchase                       Statement (File 2-90617)
                        Money Notes and Pledge Agreements between
                        Liberty Housing Partners Limited Partnership and
                        the partners of Pine Forest Apartments, Ltd.

*10.13 (c)              Promissory Note dated August 6, 1980 from Pine                        Exhibit 10.13 (c) to Post-
                        Forest Apartments, Ltd. to Farmers Home                               Effective Amendment No. 1
                        Administration and related Deed to Secure Debt                        to Form S-11 Registration
                        dated August 6, 1980 between Pine Forest                              Statement (File 2-90617)
                        Apartments, Ltd. and Farmers Home
                        Administration.

*10.13 (d)              Farmers Home Administration Loan Agreement                            Exhibit 10.13 (d) to Post-
                        dated May 10, 1979 between Pine Forest                                Effective Amendment No. 1
                        Apartments, Ltd. and Farmers Home                                     to Form S-11 Registration
                        Administration.                                                       Statement (File 2-90617)

*10.13 (e)              Interest Credit and Rental Assistance Agreement                       Exhibit 10.13 (e) to Post-
                        dated June 1, 1982 between Pine Forest                                Effective Amendment No. 1
                        Apartments, Ltd. and the Secretary of Housing                         to Form S-11 Registration
                        and Urban Development.                                                Statement (File 2-90617)

10.14                   Documents Relating to Partnership Interest in
                        Osuna Apartments Company




Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.14 (a)              Amended and Restated Certificate of Formation                         Exhibit 10.14 (a) to Post-
                        and Agreement of Limited Partnership of Osuna                         Effective Amendment No. 2
                        Apartments Company.                                                   To Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.14 (b)              Promissory Note form dated November 27, 1984,                         Exhibit 10.14 (b) to Post-
                        Purchase Money Note form dated November 27,                           Effective Amendment No. 2
                        1984, Pledge Agreement dated November 27, 1984                        to Form S-11 Registration
                        between Liberty Housing Partners Limited                              Statement (File 2-90617)
                        Partnership, Liberty LGP Limited Partnership and
                        the Sovereign Corporation, and Schedule of
                        Promissory Notes and Purchase Money Notes
                        between Liberty Housing Partners Limited
                        Partnership and the partners of Osuna
                        Apartments Company.

*10.14 (c)              Mortgage Note dated March 5, 1974 from Osuna                          Exhibit 10.14 (c) to Post-
                        Apartments Company to Housing America                                 Effective Amendment No. 2
                        Mortgage Co., Inc. and related Mortgage dated                         to Form S-11 Registration
                        March 5, 1974 from Osuna Apartments Company                           Statement (File 2-90617)
                        to Housing Mortgage Co., Inc.

*10.14 (d)              Regulatory Agreement dated March 5, 1974                              Exhibit 10.14 (d) to Post
                        between Osuna Apartments Company and the                              Effective Amendment No. 2
                        Secretary of Housing and Urban Development.                           to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.14 (e)              Housing Assistance Payments Contracts dated                           Exhibit 10.14 (e) to Post-
                        August 7, 1984 between Osuna Apartments                               Effective Amendment No. 2
                        Company and the Secretary of Housing and                              to Form S-11 Registration
                        Urban Development.                                                    Statement (File 2-90617)

10.15                   Documents Relating to Partnership Interest in
                        Linden Park Associates Limited Partnership





Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.15 (a)              Certificate and Agreement of Limited Partnership                      Exhibit 10.15 (a) to Post-
                        of Linden Park Associates Limited Partnership.                        Effective Amendment No. 2
                                                                                              to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.15 (b)              Promissory Note form dated December 11, 1984,                         Exhibit 10.15 (b) to Post-
                        Purchase Money Note form dated December 11,                           Effective Amendment No. 2
                        1984, Pledge Agreement dated December 11, 1984                        to Form S-11 Registration
                        by and between Liberty LGP Limited Partnership,                       Statement (File 2-90617)
                        John L. Wagner, Liberty Housing Partners
                        Limited   Partnership  and  Graham  Park  Venture,   and
                        Schedule of  Promissory  Notes and Purchase  Money Notes
                        between Linden Park Associates  Limited  Partnership and
                        Graham Park Venture.

*10.15 (c)              Deed of Trust Note and related Deed of Trust                          Exhibit 10.15 (c) to Post-
                        both dated December 5, 1972 and Allonge of                            Effective Amendment No. 2
                        January 29, 1976, Supplemental Deed of Trust                          to Form S-11 Regis- tration
                        both dated December 17, 1974 and Allonge of                           Statement (File 2-90617)
                        January 29, 1976, and Second Supplemental Deed
                        of Trust Note and related Second Supplemental
                        Deed of Trust both dated January 29, 1976 all
                        documents between Graham Park Venture and
                        Loyola Federal Savings and Loan Association.

*10.15 (d)              Loan Assumption Agreement dated March 23,                             Exhibit 10.15 (d) to Post-
                        1976 between Pennamco, Inc. and Virginia                              Effective Amendment No. 2
                        Housing Development Authority.                                        to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.15 (e)              Regulatory Agreement dated December 12, 1984                          Exhibit 10.15 (e) to Post-
                        between Linden Park Associates Limited                                Effective Amendment No. 2
                        Partnership and the Secretary of Housing and                          to Form S-11 Registration
                        Urban Development.                                                    Statement (File 2-90617)







Exhibit                                 Description                                           Page Number or Filing from
Numbers                                 -----------                                           which Incorporated by
-------                                                                                       Reference
                                                                                              --------------------------
*10.15 (f)              Regulatory Agreement dated January 31, 1976                           Exhibit 10.15 (f) to Post-
                        between Graham Park Venture and Virginia                              Effective Amendment No. 2
                        Housing Development Authority.                                        to Form S-11 Registration
                                                                                              Statement (File 2-90617)

10.16                   Documents Relating to Partnership Interest
                        Brierwood II, Ltd.

*10.16 (a)              Amended and Restated Certificate and                                  Exhibit 10.16 (a) to Post-
                        Agreement of Limited Partnership of Brierwood                         Effective Amendment No. 2
                        II, Ltd.                                                              to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.16 (b)              Promissory Note form dated January 4, 1985,                           Exhibit 10.16 (b) to Post-
                        Pledge Agreement form dated January 4, 1985                           Effective Amendment No. 2
                        and Schedule of Promissory Notes and Pledge                           to Form S-11 Registration
                        Agreements between Liberty Housing Partners                           Statement (File 2-90617)
                        Limited Partnership and the partners of
                        Brierwood II, Ltd.

*10.16 (c)              Promissory Note dated January 4, 1985 from                            Exhibit 10.16 (c) to Post-
                        Brierwood II, Ltd. to Farmers Home                                    Effective Amendment No. 2

                        Administration and related Deed to Secure Debt                        to Form S-11 Registration
                        dated January 4, 1985 between Brierwood II, Ltd.                      Statement (File 2-90617)
                        and Farmers Home Administration.

*10.16 (d)              Farmers Home Administration Loan Agreement                            Exhibit 10.16 (d) to Post-
                        dated June 30, 1983 between Brierwood II, Ltd.                        Effective Amendment No. 2
                        and Farmers Home Administration.                                      to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.16 (e)              Interest Credit and Rental Assistance Agreement                       Exhibit 10.16 (e) to Post-
                        dated January 4, 1985 between Brierwood II, Ltd.                      Effective Amendment No. 2
                        and the Farmers Home Administration.                                  to Form S-11 Registration
                                                                                              Statement (File 2-90617)

*Incorporated by Reference as noted



                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       By:    LIBERTY HOUSING PARTNERS LIMITED
                                              PARTNERSHIP
                                              (Registrant)
                                       By:    TNG Properties, Inc.,
                                              Managing General Partner



Date: 3-31-97                          By: /s/ Michael A. Stoller
                                              Michael A. Stoller
                                              President, CEO, and Director of
                                              TNG Properties, Inc.
                                              Managing General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                             Title                           Date


                             Vice President, Treasurer
                             and Director (principal
                             financial and accounting officer)
                             of TNG Properties, Inc. Managing
                              General Partner
/s/ Wilma R. Brooks                                                  3-31-97
Wilma R. Brooks





Signatures, continued



SSignature                             Title                           Date


                             President, CEO and Director of
                             TNG Properties, Inc. Managing
                               General Partner
/s/ Michael A. Stoller                                               3-31-97
Michael A. Stoller


                             Director of TNG Properties, Inc.
                             Managing General Partner
/s/ Stephen D. Puliafico                                             3-31-97
Stephen D. Puliafico




                             Director of TNG Properties, Inc.
                             Managing General Partner
                                                               ______________
Clyde W. Sylvia






                                       180
