Form 10-Q
period 1997-03-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-05-13
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the period ended March 31, 1997


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



                   Former address, if changed from last report



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

                                      INDEX



                                                                     Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, March 31, 1997 and December 31, 1996         3-4

        Statements of Operations for the Three Months
          Ended March 31, 1997, and 1996                               5

        Statements of Cash Flows for the Three Months Ended
          March 31, 1997, and 1996                                     6

        Notes to Financial Statements                                7-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        10-11

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS


                                      (Unaudited)            (Audited)
                                     March 31, 1997      December 31, 1996
                                   -----------------     -----------------

Assets

Current assets:

    Cash and cash equivalents          $  516,842          $  163,915

    Other current assets                    2,321                  31
                                       ----------          ----------

        Total current assets              519,163             163,946

Long-term notes and accrued interest
    receivable                            131,622             127,668

Investments in local limited
    partnerships                        1,972,515           2,295,189
                                       ----------          ----------

        Total assets                   $2,623,300          $2,586,803
                                       ==========          ==========













                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)


                                          (Unaudited)             (Audited)
                                         March 31, 1997       December 31, 1996
                                       -----------------      -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates        $     58,771          $     58,271
    Accounts payable                             1,000                 1,000
    Accrued expense                             15,600                15,600
    Accrued interest payable                   385,901               385,901
                                          ------------          ------------

        Total current liabilities              461,272               460,772

Purchase money notes                        10,198,949             9,684,281
                                          ------------          ------------

        Total liabilities                   10,660,221            10,145,053
                                          ------------          ------------

Partners' deficit:
    General partners:
        Capital contributions                    4,202                 4,202
        Accumulated losses                    (181,160)             (176,373)
                                          ------------          ------------
                                              (176,958)             (172,171)
                                          ------------          ------------

    Limited partners (21,576 Units):
        Capital contributions (net of
          offering costs of $1,134,440)      9,649,520             9,649,520
        Accumulated losses                 (17,509,483)          (17,035,599)
                                          ------------          ------------
                                            (7,859,963)           (7,386,079)
                                          ------------          ------------

        Total partners' deficit             (8,036,921)           (7,558,250)
                                          ------------          ------------

        Total liabilities and partners'
           deficit                        $  2,623,300          $  2,586,803
                                          ============          ============









The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the Three Months Ended
                                                   March 31,
                                          --------------------------
                                            1997              1996
                                            ----              ----


Interest income                           $  17,227        $   7,451

Expenses:

  Interest expense                          514,668          419,190

  General and administrative
    expense                                  30,736           29,664
                                          ---------        ---------

    Total expenses                          545,404          448,854
                                          ---------        ---------

Loss before equity in income (loss)
 of local limited partnership
 investments                               (528,177)        (441,403)
                                          ---------        ---------

Equity in income (loss) of local
  limited partnership
  investments                                49,506           21,092
                                          ---------        ---------

Net loss                                  $(478,671)       $(420,311)
                                          =========        =========

Net loss per Limited Partnership
Unit, based on 21,576 Units
outstanding in the first three
months of 1997 and 1996                   $  (21.96)       $  (19.29)
                                          =========        =========










   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                        1997          1996
                                                        ----          ----
Cash flows from operating activities:
    Cash distributions from local limited
        partnerships                                  $ 369,947    $ 125,006
    Cash paid for Partnership administration
        expenses                                        (30,236)     (24,937)
    Interest received                                    13,216        6,312
                                                      ---------    ---------
      Net cash provided by
           operating activities                         352,927      106,381
                                                      ---------    ---------

Net increase in cash and
     cash equivalents                                   352,927      106,381

Cash and cash equivalents at:
    Beginning of period                                 163,915      293,331
                                                      ---------    ---------
    End of period                                     $ 516,842    $ 399,712
                                                      =========    =========


Reconciliation of net loss to net cash provided by operating activities:

Net loss                                              $(478,671)   $(420,311)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Share of income of local limited
          partnership investments                       (49,506)     (21,092)
        Cash distributions from local limited
          partnerships                                  369,947      125,006
        Interest expense added to purchase money
          notes, net of discount amortization           514,668      419,189
        Interest income added to long-term
          notes receivable, net of discount
          amortization, and interest received            (3,954)      (1,035)
        Decrease (increase) in other current assets         (57)        (103)
        (Decrease) increase in:
          Accounts payable to affiliates                    500        4,678
          Accounts payable                                 --             49
                                                      ---------    ---------

        Net cash provided by operating
           activities                                 $ 352,927    $ 106,381
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


2.       Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of March 31, 1997. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1996.


3.       Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                             (Unaudited)      (Audited)
                                              March 31,      December 31,
                                                 1997           1996
                                             -----------    ------------

Total acquisition cost to the Partnership    $ 9,356,379    $ 9,356,379

    Additional capital contributed by the
        Partnership                               11,425         11,425

    Partnership's share of losses of Local
        Limited Partnerships                  (3,800,788)    (3,818,174)

    Cash distributions received from Local
        Limited Partnerships                  (3,626,621)    (3,254,441)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                         32,120           --
                                             -----------    -----------

Investments in Local Limited Partnerships    $ 1,972,515    $ 2,295,189
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.       Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                              For the Three Months Ended
                                                       March 31,
                                              --------------------------
                                               1997             1996
                                               ----             ----

Rental and other income                      $ 1,325,511    $ 1,298,838
Expenses:
    Operating expenses                           857,679        822,541
    Interest expense                             258,943        302,749
    Depreciation and amortization                242,047        237,855
                                             -----------    -----------
    Total expenses                             1,358,669      1,363,145
                                             -----------    -----------

Net loss                                     $   (33,158)   $   (64,307)
                                             ===========    ===========

Partnership's share of net loss              $   (32,893)   $   (59,674)
                                             ===========    ===========

Other partners' share
    of net income (loss)                     $      (265)   $    (4,633)
                                             ===========    ===========


        The differences between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the three months ended March 31, 1997 and 1996 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                  For the Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                      1997         1996
                                                      ----         ----
Share of income (loss) in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations           $ 49,506    $ 21,092

Partnership's share of loss in the above
    summarized Statements of Operations              (32,893)    (59,674)
                                                    --------    --------
        Difference                                  $ 82,399    $ 80,766
                                                    ========    ========

Partnership's unrecorded share of losses:
    Linden Park                                     $ 30,398    $ 64,660
    Brierwood Ltd.                                     2,069       1,300
    Brierwood II, Ltd.                                 1,304       3,408
    Pine Forest Apartments, Ltd.                         415       9,573
    Surry Manor                                       14,007       1,825
    Glendale Manor                                     2,086        --
                                                    --------    --------
        Subtotal unrecorded losses                    50,279      80,766
Cash Distributions from Glendale Manor
    recorded as investment income                     32,120        --
                                                    --------    --------

        Total                                       $ 82,399    $ 80,766
                                                    ========    ========

                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.       Investments in Local Limited Partnerships, continued


        The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd., Surry Manor and Glendale Manor until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from these six partnerships have been or will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.


4.       Transactions with Affiliates

        During the three months ended March 31, 1997, and 1996 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:
                                                1997            1996
                                                ----            ----
Reimbursement of Partnership
  administration expenses                     $13,375          $12,181
Partnership management fees                    12,500           12,500

        As of March 31, 1997 and 1996, accounts payable to affiliates totalling $58,771 and $93,449, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $7,771 and $42,949, respectively, and partnership management fees of $51,000 and $50,500, respectively.


5.       Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the three months ended March 31, 1997, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations         $ 17,227

Less:  Interest income added to long-term notes
         receivable, net of discount amortization     (3,954)

       General and administrative expenses per
         Statement of Operations                     (30,736)
                                                    --------
Cash from Operations, as defined                     (17,463)
                                                    --------
Distributable Cash from Operations, as defined      $   --
                                                    ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of March 31, 1997, was approximately $14,883,981. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($10,198,949 at March 31, 1997), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

         As of March 31, 1997, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equalled $2,518,575.

         At March 31, 1997, the Partnership had reserves of $146,895. This consists of cash and cash equivalents of $516,842 less accrued interest totaling $369,947 due on certain Purchase Money Notes from distributions received from the related Local Limited Partnerships.

         In 1997, the Partnership received $10,828 of interest payments on the Linden Park Associates Limited Partnership Notes held by the Partnership, and accrued unpaid interest of $74,533. As of March 31, 1997, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $248,335.

Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

       The Partnership's net loss increased to $478,671 in the first three months of 1997 from $420,311 in the first three months of 1996 primarily as a result of the increase in the Partnership's interest expense.

       The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income increased $9,776 to $17,227 in the first three months of 1997 compared to $7,451 in the first three months of 1996. This increase is primarily attributable to interest payments received on the Linden Park Associates Limited Partnership Notes held by the Partnership.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


       The Partnership's interest expense increased to $514,668 in the first three months of 1997 from $419,190 in the first three months of 1996. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

       The Partnership's equity in income (loss) from the Local Limited Partnerships was $49,506 in the first three months of 1997 and $21,092 in the first three months of 1996. The $28,414 increase in income recognized in the first three months of 1997 is attributable to the recognition of investment income of $32,120 from a cash distribution from Glendale Manor which would have reduced its investment amount balance below zero, net of a decrease in LHPLP's share of net income recorded of $3,706.

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


                                LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP

                                By:         TNG Properties Inc.
                                            Managing General Partner



                                 By:        /s/ Michael A. Stoller
                                            Michael A. Stoller
                                            President and CEO


                                 By:        TNG Properties Inc.
                                            Managing General Partner



                                 By:        /s/ Wilma R. Brooks
                                            Wilma R. Brooks
                                            Chief Financial Officer


Date: 5/9/97