Form 10-Q
period 1997-06-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-08-13
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the period ended June 30, 1997


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

                                      INDEX



                                                                         Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, June 30, 1997 and December 31, 1996               3-4

        Statements of Operations for the Three Months
          Ended June 30, 1997, and 1996 and the Six Months
          Ended June 30, 1997 and 1996                                      5

        Statements of Cash Flows for the Six Months Ended
          June 30, 1997, and 1996                                           6

        Notes to Financial Statements                                     7-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10-11

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS


                                       (Unaudited)           (Audited)
                                      June 30, 1997       December 31, 1996
                                     --------------       -----------------

Assets

Current assets:

    Cash and cash equivalents          $   92,175          $  163,915

    Other current assets                       48                  31
                                       ----------          ----------

        Total current assets               92,223             163,946

Long-term notes and accrued interest
    receivable                            135,577             127,668

Investments in local limited
    partnerships                        2,007,869           2,295,189
                                       ----------          ----------
        Total assets                   $2,235,669          $2,586,803
                                       ==========          ==========










                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)


                                           (Unaudited)          (Audited)
                                          June 30, 1997     December 31, 1996
                                         ---------------    -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates        $     46,771         $     58,271
    Accounts payable                             4,863                1,000
    Accrued expense                               --                 15,600
    Accrued interest payable                   478,286              385,901
                                          ------------         ------------

        Total current liabilities              529,920              460,772

Purchase money notes                        10,274,691            9,684,281
                                          ------------         ------------

        Total liabilities                   10,804,611           10,145,053
                                          ------------         ------------

Partners' deficit:
    General partners:
        Capital contributions                    4,202                4,202
        Capital distributions                      (22)                --
        Accumulated losses                    (186,458)            (176,373)
                                          ------------         ------------
                                              (182,278)            (172,171)
                                          ------------         ------------

    Limited partners (21,576 Units):
        Capital contributions (net of
          offering costs of $1,134,440)      9,649,520            9,649,520
        Capital distributions                   (2,211)                --
        Accumulated losses                 (18,033,973)         (17,035,599)
                                          ------------         ------------
                                            (8,386,664)          (7,386,079)
                                          ------------         ------------

        Total partners' deficit             (8,568,942)          (7,558,250)
                                          ------------         ------------

        Total liabilities and partners'
           deficit                        $  2,235,699         $  2,586,803
                                          ============         ============







The accompanying notes are an integral part of these financial statements.

                                             LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                                 (A Massachusetts Limited Partnership)

                                                       STATEMENTS OF OPERATIONS
                                                              (Unaudited)


                                                 For the Three Months Ended             For the Six Month Ended
                                                         March 31,                              June 30,
                                                 --------------------------             ------------------------
                                                    1997           1996                    1997            1996
                                                    ----           ----                    ----            ----

Interest income                               $     9,352    $     7,121              $    26,579    $    14,572
Expenses:
   Interest expense                               538,074        504,720                1,052,742        923,909
General and administrative
   expense                                         36,420         28,967                   67,156         58,632
                                              -----------    -----------              -----------    -----------
Total expenses                                    574,494        533,687                1,119,898        982,541
                                              -----------    -----------              -----------    -----------
Loss before equity in local
   limited partnership operations                (565,142)      (526,566)              (1,093,319)      (967,969)
                                              -----------    -----------              -----------    -----------
Equity in income (loss) of local
   limited partnership investments                 35,354        (10,282)                  84,860         10,810
                                              -----------    -----------              -----------    -----------

Net Loss                                      $  (529,788)   $  (536,848)             $(1,008,459)   $  (957,159)
                                              ===========    ===========              ===========    ===========
Net loss per Limited Partnership
Unit, based on 21,576 Units
outstanding in the first six
months of 1997 and 1996
                                              $    (24.31)   $    (24.63)             $    (46.27)   $    (43.92)
                                              ===========    ===========              ===========    ===========










   The accompanying notes are an integral part of these financial statements.


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Six Months Ended
                                                                                      June 30,
                                                                           --------------------------
                                                                               1997           1996
                                                                               ----           ----
Cash flows from operating activities:
    Cash distributions from local limited
        partnerships                                                       $   369,947    $   288,086
  Interest payments on purchase money notes                                   (369,947)      (290,553)
  Cash paid for Partnership administration
     expenses                                                                  (90,393)       (74,633)
  Interest received                                                             18,653          9,590
                                                                           -----------    -----------
      Net cash provided by
           operating activities                                                (71,740)       (67,510)
                                                                           -----------    -----------

Net decrease in cash and
     cash equivalents                                                          (71,740)       (67,510)

Cash and cash equivalents at:
    Beginning of period                                                        163,915        293,331
                                                                           -----------    -----------
    End of period                                                          $    92,175    $   225,821
                                                                           ===========    ===========


Reconciliation of net loss to net cash provided by operating activities:

Net loss                                                                   $(1,008,459)   $  (957,159)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Share of income of local limited
        partnership investments                                                (84,860)       (10,810)
      Cash distributions from local limited
        partnerships                                                           369,947        288,086
      Interest expense added to purchase money
        notes, net of discount amortization                                    590,410        467,617
      Interest income added to long-term
        notes receivable, net of discount
        amortization, and interest received                                     (7,909)        (4,990)
      Decrease (increase) in other current assets                                  (17)             8
      (Decrease) increase in:
         Accrued interest payable                                               92,385        165,738
         Accounts payable to affiliates                                        (11,500)       (16,000)
         Accounts payable                                                        3,863           --
         Accrued expenses                                                      (15,600)          --
                                                                           -----------    -----------
      Net cash used by operating
         activities                                                        $   (71,740)   $   (67,510)
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


2.      Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of June 30, 1997. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1996.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                             (Unaudited)      (Audited)
                                               June 30,     December 31,
                                                 1997            1996
                                             -----------    -----------

Total acquisition cost to the Partnership    $ 9,356,379    $ 9,356,379

    Additional capital contributed by the
        Partnership                               11,425         11,425

    Partnership's share of losses of Local
        Limited Partnerships                  (3,765,434)    (3,818,174)

    Cash distributions received from Local
        Limited Partnerships                  (3,626,621)    (3,254,441)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                         32,120           --
                                             -----------    -----------

Investments in Local Limited Partnerships    $ 2,007,869    $ 2,295,189
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

                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                      For the Six Months Ended
                                               June 30,
                                    --------------------------
                                        1997            1996
                                        ----            ----

Rental and other income             $ 2,720,631    $ 2,580,854
Expenses:
    Operating expenses                1,730,564      1,661,730
    Interest expense                    517,885        605,499
    Depreciation and amortization       483,766        475,711
                                    -----------    -----------
    Total expenses                    2,732,215      2,742,940
                                    -----------    -----------
Net loss                            $   (11,584)   $  (162,086)
                                    ===========    ===========

Partnership's share of net loss     $   (11,223)   $  (155,541)
                                    ===========    ===========
Other partners' share
    of net income (loss)            $      (361)   $    (6,545)
                                    ===========    ===========


        The differences between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the six months ended June 30, 1997 and 1996 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                For the Six Months Ended
                                                          June 30,
                                               --------------------------
                                                   1997            1996
                                                   ----            ----

Share of income (loss) in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations        $  84,860      $  10,810

Partnership's share of loss in the above
    summarized Statements of Operations            (11,223)      (155,541)
                                                 ---------      ---------
        Difference                               $  96,083      $ 166,351
                                                 =========      =========
Partnership's unrecorded share of losses:
    Linden Park                                  $  27,486      $ 129,830
    Brierwood Ltd.                                   9,711          7,566
    Brierwood II, Ltd.                               3,023          5,701
    Pine Forest Apartments, Ltd.                     9,614         18,917
    Surry Manor                                     14,129          4,337
    Glendale Manor                                    --             --
                                                 ---------      ---------
        Subtotal unrecorded losses                  63,963        166,351
Cash Distributions from Glendale Manor
    recorded as investment income                   32,120           --
                                                 ---------      ---------

        Total                                    $  96,083      $ 166,351
                                                 =========      =========

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

        Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $2,233 during the first six months of 1997 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

4.  Transactions with Affiliates

        During the six months ended June 30, 1997, and 1996 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                            1997      1996
                                            ----      ----
Reimbursement of Partnership
  administration expenses                 $29,176   $24,227
Partnership management fees                25,000    25,000

        As of June 30, 1997 and December 31, 1996, accounts payable to affiliates totalling $46,771 and $58,271, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $4,000 and $7,771, respectively, and partnership management fees of $42,771 and $50,500, respectively.





                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the six months ended June 30, 1997, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations         $ 26,579

Less:  Interest income added to long-term notes
         receivable, net of discount amortization     (7,909)

       General and administrative expenses per
         Statement of Operations                     (67,156)
                                                    --------
Cash from Operations, as defined                     (48,486)
                                                    --------
Distributable Cash from Operations, as defined      $   --
                                                    ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of June 30, 1997, was approximately $15,079,844. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($10,274,691 at June 30, 1997), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

        As of June 30, 1997, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equalled $2,477,620.

        At June 30, 1997, the Partnership had reserves of $92,175 in cash and cash equivalents. Accrued interest totaling $369,947 due on certain Purchase Money Notes from distributions received from the related Local Limited Partnerships was distributed in the second quarter of 1997.

        In 1997, the Partnership accrued interest of $7,821 on the Linden Park Associates Limited Partnership Notes held by the Partnership and received $13,720 of interest payments on these notes. As of June 30, 1997, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $249,354.

Partnership Operations

        The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

        The Partnership's net loss increased to $1,008,459 in the first six months of 1997 from $957,159 in the first six months of 1996 primarily as a result of the increase in the Partnership's interest expense.

        The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income increased $12,007 to $26,579 in the first six months of 1997 compared to $14,572 in the first six months of 1996. This increase is primarily attributable to interest payments received on the Linden Park Associates Limited Partnership Notes held by the Partnership.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


        The Partnership's interest expense increased to $1,052,742 in the first six months of 1997 from $923,909 in the first six months of 1996. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

       The Partnership's equity in income from the Local Limited Partnerships was $84,860 in the first six months of 1997 and $10,810 in the first six months of 1996. The $74,050 increase in income recognized in the first six months of 1997 is attributable to the recognition of investment income of $32,120 from a cash distribution from Glendale Manor which would have reduced its investment amount balance below zero, plus an increase in the Partnership's share of net income recorded of $41,930.

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


Date: August 12, 1997