Form 10-Q
period 1997-09-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1997-11-13
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934


For the period ended     September 30, 1997


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

                                      INDEX



                                                                         Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, September 30, 1997 and December 31, 1996          3-4

        Statements of Operations for the Three Months
          Ended September 30, 1997, and 1996 and the Nine Months
          Ended September 30, 1997 and 1996                                 5

        Statements of Cash Flows for the Nine Months Ended
          September 30, 1997, and 1996                                      6

        Notes to Financial Statements                                     7-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10-11


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS


                                             (Unaudited)                 (Audited)
                                         September 30, 1997          December 31, 1996
                                         -------------------         -----------------
Assets

Current assets:

    Cash and cash equivalents               $   69,034                  $  163,915

    Other current assets                             0                          31
                                            ----------                  ----------

        Total current assets                    69,034                     163,946

Long-term notes and accrued interest
    receivable                                 139,531                     127,668

Investments in local limited
    partnerships                             2,132,096                   2,295,189
                                            ----------                  ----------
        Total assets                        $2,340,661                  $2,586,803
                                            ==========                  ==========



                                   (continued)

                 The accompanying notes are an integral part of
                          these financial statements.




                      LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                         (A Massachusetts Limited Partnership)

                               BALANCE SHEETS (continued)


                                             (Unaudited)                 (Audited)
                                         September 30, 1997          December 31, 1996
                                         -------------------         -----------------
Liabilities and Partners' Deficit

Current liabilities:
  Accounts payable to affiliates          $     50,776                $     58,271
  Accounts payable                               3,792                       1,000
  Accrued expense                                 --                        15,600
  Accrued interest payable                     478,286                     385,901
                                          ------------                ------------

    Total current liabilities                  532,854                     460,772

Purchase money notes                        10,843,413                   9,684,281
                                          ------------                ------------

    Total liabilities                       11,376,267                  10,145,053
                                          ------------                ------------
Partners' deficit:
  General partners:
    Capital contributions                        4,202                       4,202
    Capital distributions                          (22)                       --
    Accumulated losses                        (191,125)                   (176,373)
                                          ------------                ------------
                                              (186,945)                   (172,171)
                                          ------------                ------------
  Limited partners (21,576 Units):
    Capital contributions (net of
      offering costs of $1,134,440)          9,649,520                   9,649,520
    Capital distributions                       (2,211)                       --
    Accumulated losses                     (18,495,970)                (17,035,599)
                                          ------------                ------------
                                            (8,848,661)                 (7,386,079)
                                          ------------                ------------

    Total partners' deficit                 (9,035,606)                 (7,558,250)
                                          ------------                ------------
    Total liabilities and partners'
       deficit                            $  2,340,661                $  2,586,803
                                          ============                ============


      The accompanying notes are an integral part of these financial statements.


                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                (A Massachusetts Limited Partnership)

                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                     For the Three Months Ended           For the Nine Month Ended
                                             September 30,                      September 30,
                                    ---------------------------         ---------------------------

                                         1997           1996                  1997            1996
                                         ----           ----                  ----            ----

Interest income                     $    11,082    $     6,076           $    37,661    $    20,648

Expenses:

   Interest expense                     568,723        480,631             1,621,465      1,404,540

General and administrative
   expense                               33,250         29,085               100,407         87,717
                                    -----------    -----------           -----------    -----------

Total expenses                          601,973        509,716             1,721,872      1,492,257
                                    -----------    -----------           -----------    -----------
Loss before equity in local
   limited partnership operations      (590,891)      (503,640)           (1,684,211)    (1,471,609)
                                    -----------    -----------           -----------    -----------
Equity in income (loss) of local
   limited partnership investments      124,227         38,750               209,087         49,560
                                    -----------    -----------           -----------    -----------

Net Loss                            $  (466,664)   $  (464,890)          $(1,475,124)   $(1,422,049)
                                    ===========    ===========           ===========    ===========
Net loss per Limited Partnership
 Unit, based on 21,576 Units
 outstanding in the first nine
 months of 1997 and 1996            $    (21.41)   $    (21.33)          $    (67.69)   $    (65.25)
                                    ===========    ===========           ===========    ===========




             The accompanying notes are an integral part of these financial statements.

                               LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                  (A Massachusetts Limited Partnership)

                                         STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                          ----------------------------
                                                                               1997            1996
                                                                               ----            ----
Cash flows from operating activities:
  Cash distributions from local limited
    partnerships                                                           $   369,947    $   288,086
  Interest payments on purchase money notes                                   (369,947)      (290,553)
  Cash paid for Partnership administration
    expenses                                                                  (120,710)      (127,711)
  Interest received                                                             25,829         12,789
    Net cash provided by                                                   -----------    -----------
         operating activities                                                  (94,881)      (117,389)
                                                                           -----------    -----------

Net decrease in cash and
  cash equivalents                                                             (94,881)      (117,389)

Cash and cash equivalents at:
  Beginning of period                                                          163,915        293,331
                                                                           -----------    -----------
  End of period                                                            $    69,034    $   175,942
                                                                           ===========    ===========

Reconciliation of net loss to net cash provided by operating activities:

Net loss                                                                   $(1,475,123)   $(1,422,049)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Share of income of local limited
      partnership investments                                                 (209,087)       (49,560)
    Cash distributions from local limited
      partnerships                                                             369,947        288,086
    Interest expense added to purchase money
      notes, net of discount amortization                                    1,159,132        924,074
    Interest income added to long-term
      notes receivable, net of discount
      amortization, and interest received                                      (11,863)        (7,871)
    Decrease (increase) in other current assets                                     31             11
    (Decrease) increase in:
      Accrued interest payable                                                  92,385        189,913
      Accounts payable to affiliates                                            (7,495)       (26,497)
      Accounts payable                                                           2,792          1,004
      Accrued expenses                                                         (15,600)       (14,500
    Net cash used by operating                                             -----------    -----------
       activities                                                          $   (94,881)   $  (117,389)
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


2.       Significant Accounting Policies

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of September 30, 1997. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1996.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                              (Unaudited)     (Audited)
                                             September 30,   December 31,
                                                  1997           1996
                                             ------------   -------------

Total acquisition cost to the Partnership    $ 9,356,379    $ 9,356,379

  Additional capital contributed by the
      Partnership                                 11,425         11,425

  Partnership's share of losses of Local
      Limited Partnerships                    (3,631,432)    (3,818,174)

  Cash distributions received from Local
      Limited Partnerships                    (3,626,621)    (3,254,441)

  Cash distributions received from Local
      Limited Partnerships recognized as
      investment income                           22,345           --
                                             -----------    -----------

Investments in Local Limited Partnerships    $ 2,132,096    $ 2,295,189
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                            For the Nine Months Ended
                                                  September 30,
                                           --------------------------
                                               1997           1996
                                               ----           ----

Rental and other income                    $ 4,335,015   $ 3,890,563
Expenses:
    Operating expenses                       2,733,215     2,464,566
    Interest expense                           776,828       908,248
    Depreciation and amortization              726,139       713,563
                                           -----------   -----------
      Total expenses                         4,236,182     4,086,377
                                           -----------   -----------

Net income(loss)                           $    98,833   $  (195,814)
                                           ===========   ===========

Partnership's share of net income (loss)   $    98,750   $  (190,318)
                                           ===========   ===========

Other partners' share
    of net income (loss)                   $        83   $    (5,496)
                                           ===========   ===========

        The differences between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the nine months ended September 30, 1997 and 1996 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                 ---------------------------------
                                                                   1997                   1996
                                                                   ----                    ----
Share of income (loss) in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations                        $ 209,087               $  49,560

Partnership's share of income (loss) in the above
    summarized Statements of Operations                             98,750                (190,318)
                                                                 ---------               ---------
        Difference                                               $ 110,337               $ 239,878
                                                                 =========               =========
Partnership's unrecorded share of losses:
    Linden Park                                                  $  36,666               $ 165,293
    Brierwood Ltd.                                                  14,061                  21,709
    Brierwood II, Ltd.                                               3,967                   9,032
    Pine Forest Apartments, Ltd.                                    17,703                  24,902
    Surry Manor                                                     15,595                  18,942
    Glendale Manor                                                    --                      --
                                                                 ---------               ---------
        Subtotal unrecorded losses                                  87,992                 239,878
Cash Distributions from Glendale Manor
    recorded as investment income                                   22,345                    --
                                                                 ---------               ---------

        Total                                                    $ 110,337               $ 239,878
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

         Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $2,233 during the first nine months of 1997 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

4.  Transactions with Affiliates

         During the nine months ended September 30, 1997, and 1996 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                               1997                1996
                                               ----                ----
Reimbursement of Partnership
  administration expenses                    $45,004             $36,234
Partnership management fees                   37,500              37,500

        As of September 30, 1997 and December 31, 1996, accounts payable to affiliates totalling $50,776 and $62,274, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $8,005 and $11,774, respectively, and partnership management fees of $42,771 and $50,500, respectively.



                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the nine months ended September 30, 1997, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                  $  37,661

Less:  Interest income added to long-term notes
         receivable, net of discount amortization             ( 11,863)

       General and administrative expenses per
         Statement of Operations                              (100,407)
                                                             ---------
Cash from Operations, as defined                               (74,609)
                                                             ---------
Distributable Cash from Operations, as defined               $    --
                                                             =========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of September 30,1997, was approximately $15,275,706. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($10,843,413 at September 30, 1997), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

       As of September 30, 1997, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equalled $2,454,066.

         At September 30, 1997, the Partnership had reserves of $69,034 in cash and cash equivalents. Accrued interest totaling $369,947 due on certain Purchase Money Notes was received and distributed in the second quarter of 1997.

         In 1997, the Partnership accrued interest of $11,732 on the Linden Park Associates Limited Partnership Notes held by the Partnership and received $20,280 of interest payments on these notes. As of September 30, 1997, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $250,659.

Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

       The Partnership's net loss increased to $1,475,124 in the first nine months of 1997 from $1,422,049 in the first nine months of 1996 primarily as a result of the increase in the Partnership's interest expense of $216,925, net of the increase in income of local limited partnership investments recognized of $159,527.

         The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income increased $17,013 to $37,661 in the first nine months of 1997 compared to $20,648 in the first nine months of 1996. This increase is primarily attributable to interest payments received on the Linden Park Associates Limited Partnership Notes held by the Partnership.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


         The Partnership's interest expense increased to $1,621,465 in the first nine months of 1997 from $1,404,540 in the first nine months of 1996. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

         The Partnership's equity in income from the Local Limited Partnerships was $209,087 in the first nine months of 1997 and $49,560 in the first nine months of 1996. The $159,527 increase in income recognized in the first nine months of 1997 is attributable to an increase in the Partnership's share of net income recorded of $137,182, plus the recognition of investment income of $22,345 from a cash distribution from Glendale Manor which would have reduced its investment amount balance below zero.

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


Date: November 13, 1997