Form 10-K405
period 1997-12-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1998-03-31
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Aggregate market value of voting stock held by non-affiliates of the registrant:
Not applicable

                    Documents incorporated by reference: None

                        Exhibits Index on Pages: 103 -116

                                     PART I

Item 1.  Business

         The Registrant, Liberty Housing Partners Limited Partnership (the "Partnership"), is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on March 20, 1984. Until December 27, 1995, the partners in the Partnership consisted of Liberty Real Estate Corporation, the managing general partner (the "Former Managing General Partner"), LHP Associates Limited Partnership, the associate general partner (the "Former Associate General Partner") and, together with the Former Managing General Partner, (the "Former General Partners"), and Limited Partners owning 21,576 units of Limited Partnership Interest ("Units").

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

         The Partnership is engaged in only one industry segment, the business of investing in, operating, owning, leasing and improving interests in real estate through ownership of interests in other limited partnerships (the "Local Limited Partnerships") which own and operate government-assisted, multi-family rental housing complexes. As described in Item 2, the Partnership owns interests in 13 Local Limited Partnerships, each of which owns and operates a government-assisted, garden-style, residential multi-family housing complex. Each complex consists of one-to-three-story buildings of wood frame and brick construction located on landscaped lots. The apartments within each of the complexes contain fully equipped kitchens and some of the complexes include swimming pools.

         The Partnership paid for two of the 13 limited partnership interests in cash upon acquisition. The Partnership paid for 11 of such limited partnership interests by delivery of cash, short-term promissory notes (which have all been paid in full) and non-recourse promissory notes which bear interest at the rate of 9% per annum ("Purchase Money Notes"). Each Purchase Money Note permits interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. The Purchase Money Notes do not require payment of any portion of the principal amount of the notes prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder).

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

        In connection with the Partnership's investment in the Local Limited Partnerships, Liberty LGP Limited Partnership, an affiliate of the Former General Partners ("Liberty LGP") acquired co-general partnership interests or special limited partnership interests in each of the Local Limited Partnerships. In some cases, such interests entitle Liberty LGP to approve or disapprove certain actions proposed to be taken by the unaffiliated general partners of the Local Limited Partnership (the "Local General Partners"). In all cases, Liberty LGP, acting alone, is authorized to cause each Local Limited Partnership to sell and/or refinance the project owned by such Local Limited Partnership. On December 27, 1995, TNG Properties, Inc. acquired a 19.8% limited partnership interest in Liberty LGP. Liberty Housing Corporation held an 80.2% interest as a general partner in Liberty LGP. Michael A. Stoller, President and CEO of the Managing General Partner acquired all of the outstanding stock of Liberty Housing Corporation from the Former Managing General Partner.

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

(10) The risk that properties owned by Local Limited Partnerships will be unable to replace the revenue received under federal housing assistance contracts or extend the current contract at the same terms upon their termination.

Item 2. Properties

        The Partnership owns limited partnership interests in 13 Local Limited Partnerships, each of which owns the fee interest in a government-assisted residential multi-family rental housing complex. The following table reflects:
(1) the name of each of the Local Limited Partnerships and the percentage of the total interests in the Local Limited Partnership represented by the Partnership's interest; (2) the date on which the Partnership acquired each of such interests; (3) the consideration paid for each interest, (including purchase money notes); (4) the original principal amount, the aggregate amount of the principal and accrued and unpaid interest outstanding as of December 31, 1997, and the maturity date of the Purchase Money Notes relating to each interest; (5) the Partnership's share of the mortgage indebtedness of each Local Limited Partnership; (6) the size and the location of the housing project owned by each Local Limited Partnership; and (7) the government program pursuant to which the complex receives assistance and the number of housing units in the project receiving such assistance.

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


Item 2. Properties

                                                        Purchase Money Notes
                                                 ----------------------------------
                                                               Unpaid
                                                              Principal                     At Acquisition
                                      Total                      and                    -----------------------
    Name/Percentage      Interest    Acquisi-     Original     Interest                  LHPLP         Total
  Ownership of Local    Acquisiton    tion       Principal      as of       Maturity    Share of      Invested
  Limited Partnership      Date       Cost       Amount(A)     12/31/96       Date      Local Debt    Assets (C)
----------------------- ----------   --------    ---------    ---------     --------    ----------    ----------
98% interests are owned
in the following Local
Limited Partnerships(B):
1 Glendale Manor         8/31/84     $810,000     $450,000      $587,984    8/29/2000     $929,000    $1,739,000
  Apartments


2 Surry Manor, Ltd.      8/31/84      740,000      360,000       666,106     7/9/2001    1,006,000     1,746,000



3 Oxford Homes           9/28/84    1,004,000      644,000       859,085    9/28/1999      653,000     1,657,000
  for the Elderly, Ltd.


4 Williamston            9/28/84    1,064,000      664,000       745,586    9/28/1999      649,000     1,713,000
  Homes for the
  Elderly, Ltd.

5 Fuquay-Varina          9/28/84    1,118,000      707,000       757,380    9/28/1999      822,000     1,940,000
  Homes for the
  Elderly, Ltd.

6 Fiddlers Creek         9/28/84    2,876,000    1,750,000     2,816,909    9/28/1999    2,396,000     5,272,000
  Apartments


7 Austintown            10/30/84    3,081,000    1,600,000     3,346,140   10/30/1999    3,635,000     6,716,000
  Associates


8 Osuna Apartments      11/30/84    2,042,000    1,300,000     2,711,536   11/27/1999    1,527,000     3,569,000
  Company


9 Linden Park           12/06/84    2,997,000    1,800,000     2,446,032   12/11/1999    3,359,000     6,356,000
  Associates
  Limited Partnership
                                    Description of Apartment Complex
    Name/Percentage         -----------------------------------------------
  Ownership of Local                        Geographic       Government
  Limited Partnership        Size           Location      Assistance (D)
-----------------------      -----         ----------     --------------
98% interests are owned
in the following Local
Limited Partnerships(B):
1 Glendale Manor            50 Units      Clinton, SC    221(d)(4)
  Apartments                30,310 SF                    100% Section 8 (E)
                            5.5 Acres

2 Surry Manor, Ltd.         44 Units      Dobson, NC     221(d)(4)
                            27,253 SF                    100% Section 8 (E)
                            5.0 Acres

3 Oxford Homes              50 Units      Oxford, NC     221(d)(4)
  for the Elderly, Ltd.     26,672 SF                    100% Section 8 (E)
                            4.5 Acres

4 Williamston               50 Units      Williamstown,  221(d)(4)
  Homes for the             26,496 SF          NC        100% Section 8 (E)
  Elderly, Ltd.             7 Acres

5 Fuquay-Varina             60 Units      Fuqyay-Varina, 221(d)(4)
  Homes for the             35,056 SF         NC         100% Section 8 (E)
  Elderly, Ltd.             6 Acres

6 Fiddlers Creek            160 Units     Winston-Salem, 221(d)(4)
  Apartments                126,900 SF     NC
                            15 Acres

7 Austintown                200 Units     Austintown,    236 HUD
  Associates                189,200 SF       OH          100% Section 8  (E)
                            20 Acres

8 Osuna Apartments          110 Units     Albuquerque,   236 HUD
  Company                   97,400 SF       NM           Section 8, (E)
                            7.3 Acres                    22 Units

9 Linden Park               198 Units     Triangle,      221(d)(4)
  Associates                164,327 SF      VA           VA Housing
  Limited Partnership       10 Acres                     Development
                                                         Authority Interest
                                                         Subsidy

                                                             (Continued)

Item 2. Properties, continued

                                                        Purchase Money Notes
                                                 ----------------------------------
                                                               Unpaid
                                                              Principal                     At Acquisition
                                      Total                      and                    -----------------------
    Name/Percentage      Interest    Acquisi-     Original     Interest                  LHPLP         Total
  Ownership of Local    Acquisiton    tion       Principal      as of       Maturity    Share of      Invested
  Limited Partnership      Date       Cost       Amount(A)     12/31/96       Date      Local Debt    Assets (C)
----------------------- ----------   --------    ---------    ---------     --------    ----------    ----------
94% interests are owned
in the following Local
Limited Partnerships(B):

10 Pine Forest          10/29/84      736,000      350,000       733,840   10/30/1999    1,190,000     1,926,000
   Apartments, Ltd.


11 Brierwood, Ltd.      10/29/84      563,000      270,000       574,662   10/30/1999      838,000     1,401,000



12 Meadowwood, Ltd.     10/29/84    1,001,000      610,000     1,316,085   10/30/1999    1,004,000     2,005,000



13 Brierwood II, Ltd.   01/25/85      101,000                                              351,000       452,000




                                  -----------  -----------   -----------               -----------   -----------
   Total Acquisitions             $18,133,000  $10,505,000   $17,561,345               $18,359,000   $36,492,000
                                  ===========  ===========   ===========               ===========   ===========


                                    Description of Apartment Complex
    Name/Percentage         -----------------------------------------------
  Ownership of Local                        Geographic      Government
  Limited Partnership        Size           Location      Assistance (D)
-----------------------      -----         ----------     --------------
94% interests are owned
in the following Local
Limited Partnerships(B):
10 Pine Forest              64 Units      Cairo, GA      515 RHS
   Apartments, Ltd.         53,344 SF                    521 RHS
                            6 Acres                      29 Units

11 Brierwood, Ltd.          56 Units      Bainbridge,    515 RHS
                            42,840 SF         GA         521 RHS
                            6 Acres                      33 Units

12 Meadowwood, Ltd.         80 Units      Tifton,GA      515 RHS
                            67,416 SF
                            6.8 Acres

13 Brierwood II, Ltd.       18 Units      Bainbridge,    515 RHS
                            12,402 SF         GA
                            1.4 Acres

  Total Acquisitions       1,140 units

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

         The total of principal and accrued and unpaid  interest  outstanding at December 31, 1997 on the Purchase Money Notes is as
         follows:

                                     Principal        Interest          Total
                                    -----------     ------------     -----------
         Obligation of:
             The Partnership        $ 8,705,000      $ 6,410,313     $15,115,313
             Linden Park              1,800,000          646,032       2,446,032
                                    -----------      -----------     -----------
                                    $10,505,000      $ 7,056,345     $17,561,345
                                    ===========      ===========     ===========

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

    (D) Government Assistance:
         221 (d) (4):                Mortgage is insured by HUD
         Section 8:                  Rental Assistance from HUD for low income or elderly housing
         515 RHS:                    Mortgage financing and interest subsidies from RHS pursuant to Section 515 of the Housing Act of 1949
         521 RHS:                    Rental assistance from RHS pursuant to Section 521 of the Housing Act of 1949
         236 HUD:                    Mortgage insurance and interest subsidies from HUD

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

         Osuna Apartment Company ("Osuna"), one of the Local Limited Partnerships, is party to a wrongful death action brought by the estate of a former tenant in the Second Judicial District of the State of New Mexico. The suit arises out of the murder of the tenant by the son of a maintenance contractor periodically engaged by Osuna. No specific amount has been claimed. Osuna is vigorously contesting the allegations of its liability. The Partnership presently expects that if Osuna were found to have some liability in this action, substantially all of the amount would be covered by Osuna's liability insurance.

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

        (b)  Holders.

        As of March 18, 1998, there were 1000 holders of record of the 21,576 Units outstanding.

        (c)  Dividends.

        The Partnership Agreement requires that Distributable Cash from Operations (as defined in the Partnership Agreement) be distributed 99% to the Limited Partners and 1% to the General Partners, to the extent then available, within 120 days after completion of the Partnership's fiscal year.

        The Partnership Agreement provides that Cash from Sales or Refinancings (as defined in the Partnership Agreement), if any, received by the Partnership, will be distributed (i) first, until the Limited Partners have received an amount equal to their total invested capital, 100% to the Limited Partners, and
(ii) the balance, 85% to the Limited Partners and 15% to the General Partners; provided however that if the amount of Cash from Sales or Refinancings exceeds the amount of profits for tax purposes arising from such sale or refinancing, the amount of such excess is distributed to those Partners, if any, who have positive balances in their capital accounts following any distributions made pursuant to clause (i) in connection with such sale or refinancing, in proportion to and to the extent of such positive balances, and prior to any distributions pursuant to clause (ii).

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

                                       For the Years Ended December 31,
                                       --------------------------------

                               1997       1996       1995      1994       1993
                               ----       ----       ----      ----       ----
Interest income             $    46    $    61    $    32    $    36    $    34
Net loss                     (2,218)    (1,962)    (1,564)    (1,527)    (1,364)

Net loss per Unit(a)        (101.75)    (90.02)    (71.77)    (69.92)    (62.47)
Total assets at
  December 31                 2,229      2,587      2,964      3,174      3,833

Long-term debt
  (including
  current portion,
  net of discount)
  at December 31             11,544      9,684      8,152      6,864      5,869

Distributable Cash
  From Operations
  per Unit(a) (b)                --         --         --         --         --

(a) Per Unit calculations as presented above are based on 21,576 Units outstanding for the years ended December 31, 1995 through 1997 and 21,616 units outstanding for the years ended December 31, 1993 and 1994.

(b)      Distributable  cash  is  calculated   pursuant  to  the  terms  of  the
         Partnership Agreement. See Note 11 to the Financial Statements.

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

        The terms of each Purchase Money Note permit interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. Generally, the amount of such cash distributions have not been sufficient in any year to pay the full amount of interest accrued for that year on the Purchase Money Notes. The Purchase Money Notes do not require payment of any portion of the principal amount of the note prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder). Accordingly, each Purchase Money Note will require a substantial balloon payment at maturity. The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of December 31, 1997, as set forth in the table included in Item 2 above, was $15,115,313. The outstanding obligations are expected to increase annually until maturity as interest continues to accrue under the Purchase Money Notes. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($11,544,195 at December 31, 1997), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation (as presented in Item 2 and discussed above) expected at maturity of the notes.

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

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources, continued

        The Partnership acquired its interest in LPLP for cash, and accordingly, no Purchase Money Notes were delivered in connection therewith. However, LPLP delivered purchase money notes in the original principal amount of $1,800,000 in connection with LPLP's acquisition of the housing project which it owns (the "LPLP Notes"). The LPLP Notes are secured by a pledge of LPLP's cash flow, and by a pledge by each of the partners in LPLP (including the Partnership) of its respective interest in LPLP. The LPLP Notes were issued on December 6, 1984, bear interest at the rate of 9% per annum and mature on December 11, 1999. The LPLP Notes permit interest to accrue to the extent that cash flow of LPLP is not sufficient to enable LPLP to pay interest on a current basis. The LPLP Notes do not require payment of any portion of the principal amount thereof prior to maturity (except that such notes require immediate payment following a default (as defined therein) by LPLP thereunder). As a result of such interest accrual and payment provisions, the LPLP Notes will require substantial balloon payments at maturity. As of December 31, 1997 the unpaid principal amount of and accrued and unpaid interest on the LPLP Notes equaled $2,446,032. In order for LPLP to pay at maturity the LPLP Notes, LPLP would most likely be required to sell or refinance its housing project in a transaction generating proceeds sufficient to repay the notes. There can be no assurance that LPLP will be able to successfully consummate any of such types of transactions. Accordingly, the LPLP Notes, while not technically Purchase Money Notes issued by the Partnership, will present the same issues to the Partnership as will the maturity of the Purchase Money Notes.

        In order to pay at maturity the Purchase Money Notes with respect to any particular Local Limited Partnership, the Partnership will most likely be required to (a) sell its interest in the Local Limited Partnership for a price equal to or greater than the amounts due under the associated notes (b) obtain financing in an amount sufficient to repay the notes or (c) cause the Local Limited Partnership to sell or refinance its housing project in a transaction sufficient to repay indebtedness encumbering the project and generate net proceeds to the Partnership sufficient to enable the Partnership to repay the notes. Alternatively, the Partnership could seek extension or modification of the payment terms of the Purchase Money Notes. The process of exploring and negotiating any of the foregoing alternatives will require substantial time, effort and resources. Management is in the process of negotiating the potential sale of the Partnership's Limited Partnership interest in six of the Local Limited Partnerships that share common ownership and management. There can be no assurance that the Partnership will be able to successfully consummate any of such types of transactions.

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

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources, continued

        The only sources of Partnership funds are (i) distributions from the Local Limited Partnerships (substantially all of which are presently required to be applied to payment of interest accruing on the Purchase Money Notes), (ii) payments to the Partnership of amounts due under certain promissory notes acquired by the Partnership from one of the Local Limited Partnerships (as hereinafter described) and (iii) Partnership reserves. At December 31, 1997, the Partnership's had reserves of $65,685 (in cash and cash equivalents), compared with $163,915 at December 31, 1996. Such reserves have partially funded the Partnership administrative expenses, including expense reimbursement to the Former Managing General Partner. Due to the assignment of the Former Managing General Partner's interest to the current Managing General Partner, the Partnership incurs certain administrative costs, including the partnership Management Fee, which are earned by or reimbursed to the current Managing General Partner. As discussed more fully in Note 6 to the financial statements, such administrative costs were $107,007 and $98,240 in 1997 and 1996, respectively.

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

         During 1997, 1996 and 1995, distributable cash flow from the Local Limited Partnerships (LLP's) to which the Partnership delivered purchase money notes was distributed to the partnership, as follows: 1997: Seven LLP's - $369,947; 1996: Seven LLP's - $288,577; and 1995: Eight LLP's - $316,819. By
April 30, 1997, 1996, and 1995, the Partnership used such cash distributions to pay a portion of the accrued and unpaid interest on the related Purchase Money Notes.

        In 1989, the Partnership purchased long-term purchase money notes of Linden Park Associates Limited Partnership, one of the Local Limited Partnerships ("Linden Park"). Such notes represent obligations of Linden Park to former partners whose partnership interests were purchased for resale to the Partnership (in connection with the Partnership's acquisition of an interest in Linden Park). The Partnership purchased such notes, which had an outstanding principal amount of $173,803 plus accrued and unpaid interest of $49,692, as of the date of acquisition, for $58,000. The notes mature on December 11, 1999, and bear interest at 9% per annum, payable only to the extent of available cash from Linden Park's operations. During 1997, the Partnership received $23,803 of interest payments on such notes and accrued unpaid interest of $73,290. As of December 31, 1997, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $247,092, prior to the unamortized discount of $103,607.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

The Local Limited Partnerships.

          The liquidity of the Local Limited Partnerships in which the Partnership has invested is dependent on the ability of the respective Local Limited Partnerships, which own and operate government assisted multi-family rental housing complexes, to generate cash flow sufficient to fund operations and debt service and to maintain working capital reserves. Each of the Local Limited Partnerships is regulated by government agencies which require monthly funding of certain operating and capital improvements reserves and which regulate the amount of cash to be distributed to owners. Each Local Limited Partnership's source of funds is rental income received from tenants and government subsidies. Certain of the Local Limited Partnership's receive rental income pursuant to Section 8 rental assistance contracts which expire beginning in 1998 and continuing through 2000. With Congressional passage in October 1997 of the Multifamily Assisted Housing and Reform and Affordability Act, HUD has been given budgetary authority to approve requests for one year renewals on all
Section 8 contracts  through  September  30,  1998.  Three of the four  expiring
Section 8 contracts expire before September 30, 1998, and thus will be eligible for one year renewals.

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

Partnership Operations

         The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate. The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income decreased to $45,607 in 1997 from $61,407 in 1996. This decrease was attributable to a decrease in interest payments received on the long-term note receivable ($23,803 in 1997 versus $35,410 in 1996) and the lower reserve balance maintained during the year. Interest income was $32,035 in 1995. In 1995, interest payments received on the long-term note receivable were $2,919.

         The Partnership's interest expense increased to $2,214,122 in 1997 from $1,904,536 in 1996 and $1,569,007 in 1995. Such increases are attributable to the accrual of interest under the Purchase Money Notes. Refer to Note 7 to the Financial Statements.

         General and administrative expenses of the Partnership were $145,864 in 1997, $143,556 in 1996 and $121,353 in 1995. In 1995, the Partnership was
charged for less expense reimbursements by the Former Managing General Partner due to the assignment of its interest in the Partnership.

         Average occupancy levels at the projects owned by the Local Limited Partnerships ranged from 88% to 100% in 1997, and 94% to 100% in 1996, and 89% to 100% in 1995.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Partnership Operations, continued

        The Partnership's equity in income from the Local Limited Partnerships was $96,766 in 1997, $24,678 in 1996 and $94,133 in 1995. The recognition of income in 1997 is primarily attributable to the fact that the partnership did not record losses totaling approximately $172,000 for five Local Limited Partnerships because its related investment accounts had already been reduced to zero and recognized investment income of $23,065 of cash distributions received from Glendale Manor as it would have reduced its investment balance below zero. In 1996, the Partnership did not record approximately $125,000 of net losses for four Local Limited Partnerships but was able to apply $55,714 of loss carry-forward against the current year net income of one Local Limited Partnership. In 1995, approximately $256,000 of net losses were not recorded. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in any of the Local Limited Partnerships.

        Because of the above discussed factors, net loss increased to $2,217,613 in 1997 from $1,962,007 and $1,564,192 in 1996 and 1995, respectively.

        The operations of the Partnership and of each of the Local Limited Partnerships are subject to numerous risks, including material tax risks. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from May 1998 through July 2000. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998 where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of certain Local Partnerships currently receiving such subsidy or similar subsidies. See Item 1 above.

Recent Accounting Pronouncements

         The Partnership has adopted SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure, in summary form within the financial statements, of the pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the Registrant's financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Recent Accounting Pronouncements, continued

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Registrant does not have any items of other comprehensive income, does not have other segments of its business on which to report, and does not have any pensions or other postretirement benefits. Consequently, these pronouncements are expected to have no effect on the financial statements.

Impact of the Year 2000 Issue

         Based on correspondence with our software provider, The Partnership's software is year 2000 compliant. Management anticipates no further issues or incurring any future costs relating to this issue.

Item 8.  Financial Statements and Supplementary Data

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX

                                                                        Page

Financial Statements:

        Balance Sheets, December 31, 1997 and 1996                      17-18

        Statements of Operations for the Years
          Ended December 31, 1997, 1996 and 1995                           19

        Statements of Changes in Partners' Deficit
          for the Years Ended December 31, 1997, 1996 and 1995             20

        Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995                                 21

        Notes to Financial Statements                                   22-33

Independent Auditors' Report 34

Separate Financial Statements, including
  Reports of Independent Accountants, for
  Significant Subsidiaries:

        Austintown Associates                                           35-66
        Osuna Apartments Company                                        67-95

Financial Statement Schedules:

        Independent Auditors' Report                                       96

        Schedule III - Real Estate and Accumulated Depreciation            97



All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS

                                                             December 31,
                                                     ---------------------------
                                                        1997             1996
                                                        ----             ----
Assets

Current assets:

    Cash and cash equivalents                        $   65,685       $  163,915

    Other current assets                                      0               31
                                                     ----------       ----------

        Total current assets                             65,685          163,946

Long-term notes and accrued interest
    receivable                                          143,485          127,668

Investments in local limited
    partnerships                                      2,019,775        2,295,189
                                                     ----------       ----------

Total Assets                                         $2,228,945       $2,586,803
                                                     ==========       ==========









                                   (continued)


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)

                                                                    December 31,
                                                           -----------------------------
                                                                1997           1996
                                                                ----           ----
Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates                         $     75,271    $     58,271
    Accounts payable                                              1,410           1,000
    Accrued expense                                              16,000          15,600
    Accrued interest payable                                    370,165         385,901
                                                           ------------    ------------

        Total current liabilities                               462,846         460,772

Purchase money notes                                         11,544,195       9,684,281
                                                           ------------    ------------
        Total liabilities                                    12,007,041      10,145,053
                                                           ------------    ------------
Partners' deficit:
    General partners:
        Capital contributions                                     4,202           4,202
        Capital distributions                                       (22)              0
        Accumulated losses                                     (198,550)       (176,373)
                                                           ------------    ------------
                                                               (194,370)       (172,171)
                                                           ------------    ------------

    Limited partners (21,576 Units in 1997 and in 1996):
        Capital contributions (net of
          offering costs of $1,134,440)                       9,649,520       9,649,520
        Capital distributions                                    (2,211)              0
        Accumulated losses                                  (19,231,035)    (17,035,599)
                                                           ------------    ------------
                                                             (9,583,726)     (7,386,079)
                                                           ------------    ------------

        Total partners' deficit                              (9,778,096)     (7,558,250)
                                                           ------------    ------------

        Total liabilities and partners' deficit            $  2,228,945    $  2,586,803
                                                           ============    ============



   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                       For the Years Ended December 31,
                                 ------------------------------------------
                                     1997            1996           1995
                                     ----            ----           ----

Interest income                  $    45,607    $    61,407    $    32,035

Expenses:

  Interest expense                 2,214,122      1,904,536      1,569,007

  General and administrative
    expense                          145,864        143,556        121,353
                                 -----------    -----------    -----------

    Total expenses                 2,359,986      2,048,092      1,690,360
                                 -----------    -----------    -----------

Loss before equity in income
  of local limited partnership
  investments                     (2,314,379)    (1,986,685)    (1,658,325)

Equity in income of local
  limited partnership
  investments                         96,766         24,678         94,133
                                 -----------    -----------    -----------

Net loss                         $(2,217,613)   $(1,962,007)   $(1,564,192)
                                 ===========    ===========    ===========

Net loss per Limited
  Partnership Unit, based
  on 21,576 Units outstanding
  in 1995 through 1997           $   (101.75)   $    (90.02)   $    (71.77)
                                 ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the years ended December 31, 1997, 1996 and 1995


                             General        Limited
                             Partners       Partners        Total
                           -----------    -----------    -----------

Partners' deficit
  at December 31, 1994     $  (140,111)   $(3,895,142)   $(4,035,253)


    Net loss                   (15,642)    (1,548,550)    (1,564,192)

Capital Contributed              3,202           --            3,202
                           -----------    -----------    -----------

Partners' deficit
  at December 31, 1995     $  (152,551)   $(5,443,692)   $(5,596,243)


    Net loss                   (19,620)    (1,942,387)    (1,962,007)
                           -----------    -----------    -----------

Partners' deficit
  at December 31, 1996     $  (172,171)   $(7,386,079)   $(7,558,250)


    Net loss                   (22,177)    (2,195,436)    (2,217,613)

Capital Distributions              (22)        (2,211)        (2,233)
                           -----------    -----------    -----------

Partners' deficit
    at December 31, 1997   $  (194,370)   $(9,583,726)   $(9,778,096)
                           ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                           LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)


                                                     STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended December 31
                                                                       -----------------------------------------
                                                                           1997            1996           1995
                                                                           ----            ----           ----

Cash flows from operating activities:
    Cash distributions from local limited
        partnerships                                                   $   372,180    $   288,577    $   316,819
    Interest payments on purchase money notes                             (369,947)      (290,554)      (316,109)
    Cash paid for Partnership administration
        expenses                                                          (128,051)      (173,106)       (23,136)
    Interest received                                                       29,821         45,667         19,300
                                                                       -----------    -----------    -----------
        Net cash used in operating activities                              (95,997)      (129,416)        (3,126)
                                                                       -----------    -----------    -----------

Cash flows from financing activity:
    Contributions from former general partners                                --             --            3,202
    Capital distributions                                                   (2,233)          --             --
                                                                       -----------    -----------    -----------
        Net cash provided by financing activity                             (2,233)          --            3,202
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash and
     cash equivalents                                                      (98,230)      (129,416)            76

Cash and cash equivalents at:
    Beginning of period                                                    163,915        293,331        293,255
                                                                       -----------    -----------    -----------
    End of period                                                           65,685    $   163,915    $   293,331
                                                                       ===========    ===========    ===========

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                               $(2,217,613)   $(1,962,007)   $(1,564,192)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Share of income of local limited
          partnership investments                                          (96,766)       (24,678)       (94,133)
        Cash distributions from local limited
          partnerships                                                     372,180        288,577        316,819
        Interest expense added to purchase money
          notes, net of discount amortization                            1,859,914      1,532,710      1,287,533
        Interest income added to long-term
          notes receivable, net of discount
          amortization, and interest received                              (15,817)       (15,818)       (14,607)
        Decrease in other current assets                                        31             77          1,870
        (Decrease) increase in:
          Accrued interest payable                                         (15,736)        81,273        (34,635)
          Accounts payable to affiliates                                    17,000        (30,500         82,569
          Accounts payable                                                     410          1,000           --
          Accrued expenses                                                     400            (50)        15,650
                                                                       -----------    -----------    -----------

        Net cash used in operating activities                              (95,997)   $  (129,416)   $    (3,126)
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

         Cash equivalents at December 31, 1997, consist of money market fund investments with no stated maturity, valued at cost, which approximates market value. At December 31, 1996, cash equivalents also included a 14 day certificate of deposit with interest accruing at a rate of 4.5 percent.

         Discounts on long-term purchase money notes are amortized over the terms of the related notes using the effective interest method. Discounts on long-term notes receivable are amortized over the term of the notes using the effective interest method.

        No provision or benefit for income taxes has been included in these financial statements since taxable income or loss through to, and is reportable bypass the partners individually.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

2.      Significant Accounting Policies, continued

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Net loss per Limited Partnership Unit is based on the weighted average number of Units outstanding in the applicable year. Refer to Note 1 for information regarding profit and loss sharing ratios. No provision for income taxes has been made since the liability for such taxes is the obligation of the Partners rather than the Partnership.

         The Partnership has adopted SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure, in summary form within the financial statements, of the pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the Registrant's financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Registrant does not have any items of other comprehensive income, does not have other segments of its business on which to report, and does not have any pensions or other postretirement benefits. Consequently, these pronouncements are expected to have no effect on the financial statements.

3.      Contingencies

        The Partnership's cash balances have decreased each year from December 31, 1995 through December 31, 1997. If the trend continues, the Partnership may not have sufficient cash available for operating expenses during 1998. In addition, the Purchase Money Notes (PMN) have maturity dates ranging from September 1999 through July 2001. Sources of funds to satisfy the maturing PMN will have to come from either the sale of the Partnership's interest in the Local Limited Partnership or from refinancing or sale proceeds of the property of the Local Limited Partnership for a price equal to or greater than the amounts due under the associated PMN. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from May 1998 through July 2000. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998 where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

3.      Contingencies, continued

         The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of certain Local Limited Partnerships currently receiving such subsidy or similar subsidies.

         Management of the Partnership is presently implementing plans to address these matters. Management has decided that the Partnership may defer payment of the management fee, and defer payment of the reimbursements for general and administrative costs. In addition, management expects an increase in distributions from one of the lower tiers due to the local state housing authority removing the limited dividend restriction on distributions. Management is in the process of negotiating the potential sale of the Partnership's Limited Partnership interest in six of the Local Limited Partnerships that share common ownership and management. Management is recommending that the Local Limited Partnership exercise their options to renew the Section 8 contracts pursuant to the HUD guidelines described in the preceding paragraph.

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

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


4.  Investments in Local Limited Partnerships, continued

                                                      Years Ended December 31,
                                                      ------------------------
                                                       1997             1996
                                                       ----             ----

Total acquisition cost to the Partnership          $ 9,356,379      $ 9,356,379

Additional capital contributed by the
    Partnership                                         11,425           11,425

Partnership's share of losses of Local
    Limited Partnerships                            (3,744,473)      (3,818,174)

Cash distributions received from Local
    Limited Partnerships                            (3,603,556)      (3,254,441)
                                                   -----------      -----------

Investments in Local Limited Partnerships          $ 2,019,775      $ 2,295,189
                                                   ===========      ===========


        Summarized financial information from the combined financial statements of all Local Limited Partnerships is as follows:

                            Summarized Balance Sheets
                                                             December 31,
                                                             ------------
                                                       1997              1996
                                                       ----              ----
Assets:

  Investment property, net
        of accumulated depreciation                $ 16,526,177    $ 17,379,631
  Current assets                                      2,376,801       2,637,472
  Other assets                                          294,284         307,297
                                                   ------------    ------------
    Total assets                                   $ 19,197,262    $ 20,324,400
                                                   ============    ============

Liabilities and Partners' Equity (Deficit):

  Current liabilities                              $  1,671,568    $  1,945,146
  Long-term debt, net of discounts                   16,839,912      17,217,990
                                                   ------------    ------------
    Total liabilities                                18,511,480      19,163,136

  Partnership's equity(deficit)                         878,863       1,344,630
  Other partners' equity(deficit)                      (193,081)       (183,366)
                                                   ------------    ------------
    Total liabilities and
      partners' equity(deficit)                    $ 19,197,262    $ 20,324,400
                                                   ============    ============

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

                                               Summarized Statements of Operations
                                               -----------------------------------

                                                           For the Years Ended December 31,
                                                           --------------------------------
                                                         1997           1996           1995
                                                        ----           ----           ----
Rental and other income                              $ 5,358,709    $ 5,199,572    $ 5,191,089
Expenses:
  Operating expenses                                   3,424,047      3,298,651      3,185,215
  Interest expense                                     1,041,432        954,170      1,242,398
  Depreciation and amortization                          993,415        991,323        922,690
                                                     -----------    -----------    -----------
    Total expenses                                     5,458,894      5,244,144      5,350,303
                                                     -----------    -----------    -----------

Net loss                                             $  (100,185)   $   (44,572)   $  (159,214)
                                                     ===========    ===========    ===========

Partnership's share of net loss                      $   (97,997)   $   (45,752)   $  (161,616)
                                                     ===========    ===========    ===========

Other partners' share
  of net income (loss)                               $    (2,188)   $     1,180    $     2,402
                                                     ===========    ===========    ===========

        The difference between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the years ended December 31, 1997 through 1995 and the share of loss in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses as follows:

                                                        1997           1996           1995
                                                        ----           ----           ----

Share of income in Local
Limited Partnership Investments in
the Partnership's Statement of Operations            $    96,766    $    24,678    $    94,133

Partnership's share of income in
the above summarized Statements of Operations            (97,997)       (44,572)      (161,616)
                                                     -----------    -----------    -----------
        Difference                                   $   194,763    $    69,250    $   255,749
                                                     ===========    ===========    ===========

Unrecorded Losses:
  Linden Park (Prior year loss
    carry forward applied against 1996 net income)   $    46,355    $   (55,714)   $   192,452
  Brierwood, Ltd.                                         35,037         36,982         16,115
  Brierwood II, Ltd.                                      11,530         20,189          4,458
  Pine Forest Apartments, Ltd.                            66,954         39,870         42,724
  Surry Manor                                             11,822         28,145           --
  Other                                                     --             (222)          --
                                                     -----------    -----------    -----------
        Subtotal Unrecorded Losses                       171,698         69,250        255,749

Cash distributions from Glendale Manor
  recorded as investment income                           23,065           --             --
                                                     -----------    -----------    -----------
Total                                                $   194,763    $    69,250    $   255,749
                                                     ===========    ===========    ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

         The Partnership's investment in Local Limited Partnerships reported in its Balance Sheets at December 31, 1997 and 1996 are $1,140,912 and $950,559, respectively, greater than the Partnership's equity reported in the Summarized Balance Sheets above. This is related to the share of unrecorded losses of the five Local Limited Partnerships and in 1997 from cash distributions received from Glendale Manor which were recorded as investment income. The investment of these six Local Limited Partnerships has been reduced to zero.

         The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd. Pine Forest Apartments, Ltd., Surry Manor and Glendale Manor until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from these six partnerships will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. In 1997, $23,065 of cash distributions from Glendale Manor was recognized as investment income as it would have reduced its investment balance below zero. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

         Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $2,233 in 1997 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

5. Long-term Notes and Interest Receivable

        During 1989, the Partnership purchased long-term purchase money notes of Linden Park Associates Limited Partnership ("Linden Park"), a Local Limited Partnership. The notes represent obligations of Linden Park to former partners whose partnership interests were purchased for resale to the Partnership in connection with the Partnership's acquisition of an interest in Linden Park. The Partnership purchased such notes, which carried a face value of $173,803 plus accrued and unpaid interest of $49,692, for $58,000. The notes mature on December 11, 1999 and bear interest at 9% per annum payable only from available cash from operations of Linden Park. During the year ended December 31, 1997 the Partnership received $23,803 of interest on such notes. Any interest that is unpaid prior to maturity is due at maturity. As of December 31, 1997 and 1996, the outstanding balance of principal and accrued interest net of unamortized discount is $143,485 and $127,668, respectively.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

6. Transactions with Affiliates

        During the years ended December 31, 1997,  1996 and 1995 the Partnership
recognized  general  and   administrative   expenses  owed  to  the  current  or
predecessor Managing General Partner, as follows:

                                                 1997         1996        1995
                                                 ----         ----        ----
Reimbursement of Partnership
  administration expenses                       57,007      $48,240      $38,771
Partnership management fees                     50,000       50,000       50,000

        As of December 31, 1997 and 1996, accounts payable to affiliates totaling $75,271 and $58,271 respectively, represent amounts owed for reimbursements of Partnership administration expenses of $20,000 and $7,771, respectively, and partnership management fees of $55,271 and $50,500, respectively.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

7.      Long-term Purchase Money Notes

        Long-term purchase money notes consist of the following at
 December 31:
                                                          1997          1996
                                                          ----          ----
Purchase  Money  Notes,  due July 9,  2001,
bearing  interest  at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest
in Surry Manor, Ltd.:
       Original principal balance                      $ 360,000     $  360,000
       Accrued and unpaid interest                       306,106        287,304

Purchase  Money Notes,  due August 29,
2000, bearing  interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Glendale Manor Apartments:
       Original principal balance                        450,000        450,000
       Accrued and unpaid interest                       137,984        134,981

Purchase Money Notes, due September 28,
1999,  bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Oxford Homes for the Elderly, Ltd.:
       Original principal balance                        643,600        643,600
       Accrued and unpaid interest                       215,485        182,165

Purchase Money Notes, due September 28,
1999,  bearing interest at 9% per annum,
collateralized  by the  Partnership's
Local  Limited  Partnership  interest in
Williamston Homes for the Elderly, Ltd.:
       Original principal balance                        664,100        664,100
       Accrued and unpaid interest                        81,486         44,295

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


7.     Long-term Purchase Money Notes (Continued)

                                                         1997            1996
                                                         ----            ----

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the  Partnership's
Local Limited Partnership interest in
Fuquay-Varina Homes for the Elderly, Ltd.:
       Original principal balance                       $707,300       $707,300
       Accrued and unpaid interest                        50,080         45,907

Purchase Money Notes, due September 28,
1999,  bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Fiddlers Creek Apartments:
       Original principal balance                      1,750,000      1,750,000
       Accrued and unpaid interest                     1,066,909      1,076,436

Purchase Money Notes,  due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest  in Meadowwood, Ltd.:
       Original principal balance                        610,000        610,000
       Accrued and unpaid interest                       706,085        651,185

Purchase Money Notes,  due
October 30, 1999, bearing interest at
9% per annum, collateralized  by the
Partnership's  Local Limited Partnership
interest in Brierwood, Ltd.:
       Original principal balance                        270,000        270,000
       Accrued and unpaid interest                       304,662        280,362

Purchase Money Notes,  due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Pine Forest Apartments, Ltd.:
       Original principal balance                        350,000        350,000
       Accrued and unpaid interest                       383,840        352,340

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


7.     Long-term Purchase Money Notes (Continued)

                                                         1997            1996
                                                         ----            ----
Purchase Money Notes,  due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's  Local Limited Partnership
interest in Austintown Associates:
       Original principal balance                     $1,600,000     $1,600,000
       Accrued and unpaid interest                     1,746,140      1,622,822

Purchase Money Notes,  due
November 27, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Osuna Apartments Company:
       Original principal balance                      1,300,000      1,300,000
       Accrued and unpaid interest                     1,411,536      1,303,637
                                                    ------------    -----------

  Total principal and accrued and unpaid
    interest at 9% at December 31                     15,115,313     14,686,434

Aggregate discount on the above purchase
money notes plus accrued interest (based
upon average imputed interest rates of 21%)           (3,571,118)    (5,002,153)
                                                    ------------    -----------

  Long-term purchase money note liability           $ 11,544,195    $ 9,684,281
                                                    ============    ===========

         The purchase money notes were originally discounted using an imputed interest rate of approximately 19% and assuming a certain level of cash flow from distributions from the underlying Local Limited Partnerships ("distributions"). Since 1990, on an annual basis, the Partnership has reviewed the estimated annual level of distributions expected to be received based on historical and re-forecasted future distributions and adjusted accordingly the future effective annual interest expense. The effective annual interest rate as of December 31, 1997 is approximately 21%.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

8. Reconciliation of Loss in Financial Statements to Loss for Federal Income Tax Purposes

       A reconciliation of the loss reported in the Statements of Operations for the years ended December 31, 1997, 1996 and 1995, to the loss reported for Federal income tax purposes is as follows:

                                       1997           1996           1995
                                       ----           ----           ----
Net loss per Statements of
  Operations                      $(2,217,613)   $(1,962,007)   $(1,564,192)

Less: Excess of tax equity over
        book equity in loss of
        Local Limited
        Partnership                  (669,980)      (746,209)      (835,209)

Add:  Additional book basis
           interest                 1,292,826      1,033,449        728,881

         Expenses not deducted
         pursuant to I.R.C
         Section 267                   17,000        (30,500)        88,771
                                  -----------    -----------    -----------
Net loss for Federal income
  tax purposes                    $(1,577,767)   $(1,705,267)   $(1,581,749)
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


11.  Statement of Distributable Cash from Operations (Unaudited)

       Distributable Cash From Operations for the year ended December 31, 1997, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                             $45,607

Less:  Interest income added to long-term notes
         receivable, net of discount amortization                       (15,817)

Plus:  1997 cash distributions to be received from
         Local Limited Partnerships, net of non-resident
         state withholding taxes                                        353,038

Less:  1997 interest payments on purchase money
         notes to be paid out of 1997 cash
         distributions from Local Limited Partnerships                 (353,038)

       General and administrative expenses per
         Statement of Operations                                       (145,864)
                                                                       --------

Cash from Operations, as defined                                       (116,074)
                                                                       --------

Distributable Cash from Operations, as defined                         $      0
                                                                       ========

                           Reznick Fedder & Silverman
                         INDEPENDENT AUDITORS' REPORT

To the Partners
Liberty Housing Partners Limited Partnership

         We have audited the accompanying balance sheets of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Liberty Housing Partners Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 45.3% and 41.7% of the assets as of December 31, 1997 and 1996, and losses from such partnerships comprise 1.5%, 6.6%, and 1.6% of the partnership loss for each of the three years in the period ended December 31, 1997, of Liberty Housing Partners Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Housing Partners Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                         /s/ Reznick Fedder & Silverman

Boston, Massachusetts                   REZNICK FEDDER & SILVERMAN
March 12, 1998

                              AUSTINTOWN ASSOCIATES

                            FHA PROJECT NO. 042-44213
                              --------------------

                              FINANCIAL STATEMENTS
                                       and
                            SUPPLEMENTARY INFORMATION
                                      with
                          INDEPENDENT AUDITOR'S REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         1.       LEAD AUDITOR ON ENGAGEMENT:

                           Mary Ann Gehringer
                           Audit Partner
                           Bicko Fredman & Co.
                           3912 Prospect Avenue
                           Cleveland, Ohio   44115

                           (216) 426-2100


         2.       INFORMATION ON LICENSING FOR AN OUT-OF-STATE CPA:

                           n/a


         3.       CPA'S FEDERAL EMPLOYER ID NUMBER:

                           34-1285712

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                                TABLE OF CONTENTS





                                                                          Page

INDEPENDENT AUDITOR'S REPORT                                               1

FINANCIAL STATEMENTS:
       Balance sheets                                                      2
       Statement of operations                                             3
       Statement of partners' equity                                       4
       Statement of cash flows                                            5-6
       Notes to financial statements                                      7-10

SUPPLEMENTARY INFORMATION:

       INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION          11

       Statement of profit and loss (HUD Form 92410)                     12-13
       Computation of surplus cash, distributions and
         residual receipts (HUD Form 93486)                               14
       Changes in fixed asset accounts                                    15
       Other supporting data required by HUD                             16-18

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
  REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS                           19

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
  REQUIREMENTS APPLICABLE TO NONMAJOR HUD PROGRAM TRANSACTIONS            20

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
  REQUIREMENTS APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION          21

INDEPENDENT AUDITOR'S REPORT ON INTERNAL CONTROLS                        22-23

       Schedule of findings and questioned costs                          24

       Auditor's comments on audit resolution matters                     25

MORTGAGOR'S CERTIFICATION                                                 26

MANAGING AGENT'S CERTIFICATION                                            27

                          Independent Auditor's Report

Austintown Associates                              HUD Field Office Director
Youngstown, Ohio                                   Cleveland, Ohio

       We have audited the accompanying balance sheets of Austintown Associates, HUD Project No. 042-44213 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Austintown
Associates as of December 31, 1997 and 1996 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

       In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 9, 1998 on our consideration of Austintown Associates' internal control and reports dated January 9, 1998 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.



                                             /s/ Bich Fredman & Co.


Cleveland, Ohio
January 9, 1998
                                       1
                                       38


                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                                       1997                  1996
                                                                    ----------            ----------
CURRENT ASSETS:
    1120      Cash and cash equivalents                             $   38,985            $   87,531
    1130      Accounts receivable - tenants                              1,553                 2,158
    1144                          - HUD                                  1,855                   155
    1145                          - other                                2,500                   -
    1210      Inventory supplies                                         5,436                 5,381
    1280      Prepaid expense                                            5,100                   -
                                                                    ----------            ----------
                                                                        55,429                95,225
                                                                    ----------            ----------

DEPOSITS HELD IN TRUST - FUNDED:
    1191      Tenant security deposits                                  37,882                35,573
                                                                    ----------            ----------


RESTRICTED DEPOSITS AND FUNDED RESERVES:
    1320      Reserve for Replacements                                 196,232               181,814
    1310      Mortgage escrow deposits                                  43,238                49,116
                                                                    ----------            ----------
                                                                       239,470               230,930
                                                                    ----------            ----------

FIXED ASSETS, AT COST:
    1410      Land                                                     397,105               397,105
    1420      Buildings                                              5,004,422             4,999,696
    1440      Equipment                                                152,209               150,485
                                                                    ----------            ----------
                                                                     5,553,736             5,547,286
    4120      Less: accumulated depreciation                         2,312,953             2,145,754
                                                                    ----------            ----------
                                                                     3,240,783             3,401,532
                                                                    ----------            ----------

OTHER ASSETS:
    1810      Unamortized loan costs - net                              14,036                14,693
    1900      Deposit                                                      433                   433
                                                                    ----------            ----------
                                                                        14,469                15,126
                                                                    ----------            ----------

              TOTAL ASSETS                                          $3,588,033            $3,778,386
                                                                    ==========            ==========





                        LIABILITIES AND PARTNERS' EQUITY

                                                                      1997                  1996
                                                                    ----------            ----------

CURRENT LIABILITIES:
    2110      Accounts payable - trade                              $   20,154            $   51,646
                           - insurance                                  14,546                14,957
    2210      Deferred rent                                                -                     117
    2140      Distribution payable - management fee                      7,500                 7,500
    2141      Distribution payable                                      21,104                33,308
    2150      Accrued real estate taxes                                 87,300                87,213
    2130      Accrued interest payable                                   1,915                 2,367
    2320      Current portion of long-term debt                         88,740                82,690
                                                                    ----------            ----------
                                                                       241,259               279,798
                                                                    ----------            ----------

DEPOSIT LIABILITIES:
    2191      Tenant security deposits                                  26,939                26,491
                                                                    ----------            ----------


LONG-TERM LIABILITIES:
    2320      Mortgage payable                                       2,869,654             2,954,665
    2390      Operating loss loan                                       15,779                19,507
                                                                    ----------            ----------
                                                                     2,885,433             2,974,172
                                                                    ----------            ----------

              TOTAL LIABILITIES                                      3,153,631             3,280,461
                                                                    ----------            ----------


                                PARTNERS' EQUITY


    3130      Partners' equity                                         434,402               497,925
                                                                    ----------            ----------



              TOTAL LIABILITIES AND
                PARTNERS' EQUITY                                    $3,588,033            $3,778,386
                                                                    ==========            ==========




   The accompanying notes are an integral part of these financial statements.

                                       2
                                       40

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                        1997             1996
                                                     ---------        ---------
REVENUE:
    Rental                                           $ 862,532        $ 806,224
    Interest                                            14,821           13,390
    Other                                               15,089           16,499
                                                     ---------        ---------
                                                       892,442          836,113
                                                     ---------        ---------

EXPENSES:
    Administrative                                     172,010          163,887
    Utilities                                          127,753          120,618
    Operating and maintenance                          260,298          243,485
    Taxes and insurance                                136,776          134,064
    Interest and mortgage insurance                     40,079           45,752
    Depreciation and amortization                      190,445          192,884
    Entity expense                                       7,500            7,500
                                                     ---------        ---------
                                                       934,861          908,190
                                                     ---------        ---------

NET (LOSS)                                           $ (42,419)       $ (72,077)
                                                     =========        =========






   The accompanying notes are an integral part of these financial statements.

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                           General       Limited
                                           Partners      Partner        Total
                                          ----------    ----------    ---------


Balance, December 31, 1995                $  (2,469)    $ 598,079     $ 595,610

Net loss                                       --         (72,077)      (72,077)

Return of prior year distribution             7,700          --           7,700

Earned distribution currently
   payable                                   (8,212)      (25,096)      (33,308)
                                          ---------     ---------     ---------

Balance, December 31, 1996                   (2,981)      500,906       497,925

Net loss                                       --         (42,419)      (42,419)

Earned distribution currently
   payable                                     (422)      (20,682)      (21,104)
                                          ---------     ---------     ---------

Balance, December 31, 1997                $  (3,403)    $ 437,805     $ 434,402
                                          =========     =========     =========




   The accompanying notes are an integral part of these financial statements.

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                               1997          1996
                                                          -----------    ------------
CASH FLOWS FROM:

    OPERATING ACTIVITIES:
        Rental receipts                                   $   860,786    $   811,929
        Interest receipts                                      14,821         13,390
        Other receipts                                         13,616         19,639
        Insurance proceeds                                    398,887           --
                                                          -----------    -----------

                                                            1,288,110        844,958
                                                          -----------    -----------

        Administrative                                         48,784         35,047
        Management fees                                        83,200         76,800
        Utilities                                             139,312        120,356
        Payroll and related expenses                          191,889        173,415
        Operating and maintenance                             175,903        189,156
        Fire repairs                                          393,113           --
        Taxes - real estate                                    87,216         77,544
        Property insurance                                     13,377         12,369
        Miscellaneous taxes and insurance                         394            456
        Interest on mortgage                                   40,531         30,975
        Mortgage insurance                                       --              240
        Entity expense                                          7,500          7,500
                                                          -----------    -----------
                                                            1,181,219        723,858
                                                          -----------    -----------

              Net cash provided by operating activities       106,891        121,100
                                                          -----------    -----------

    INVESTING ACTIVITIES:
        (Increase) decrease in Reserve for Replacements       (14,418)        60,479
        Decrease (increase) in mortgage escrow deposits         5,878        (14,398)
        Fixed asset purchases                                 (29,038)       (27,247)
        Security deposits funded                               (2,309)        (2,221)
                                                          -----------    -----------

              Net cash (used) provided by investing
                activities                                    (39,887)        16,613
                                                          -----------    -----------

    FINANCING ACTIVITIES:
        Mortgage principal payments                           (82,690)       (77,052)
        Net security deposits collected                           448            471
        Partnership distributions                             (33,308)          (200)
        Return of partnership distribution                       --            7,700
                                                          -----------    -----------

              Net cash (used) by financing activities        (115,550)       (69,081)
                                                          -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (48,546)        68,632

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 87,531         18,899
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $    38,985    $    87,531
                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                       STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                            1997         1996
                                                         ---------    ---------

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net loss                                             $ (42,419)   $ (72,077)
                                                         ---------    ---------
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
            Depreciation and amortization                  190,445      192,884
            (Increase) decrease in accounts receivable      (3,595)       6,721
            Increase in prepaid expenses                    (5,100)        --
            Increase in inventory supplies                     (55)      (1,414)
            Decrease in accounts payable                   (31,903)     (14,380)
            (Decrease) increase in deferred rent              (117)         117
            Increase in accrued real estate taxes               87        9,669
            Decrease in accrued interest payable              (452)        (420)
                                                         ---------    ---------

              Total adjustments                            149,310      193,177
                                                         ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 106,891    $ 121,100
                                                         =========    =========




   The accompanying notes are an integral part of these financial statements.

                                       6
                                       44

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


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

        The mortgage, which bears interest at 7% per annum, requires monthly principal and interest payments of $24,095 less monthly interest subsidy ($15,503 for 1997 and $15,538 for 1996) thru December, 2015. Annual principal payments for the next five years are as follows: 1998 -- $85,011; 1999 -- $91,157; 2000 -- $97,746; 2001 -- $104,812; 2002 -
        $112,389 and thereafter -- $2,463,550.

        Under Section 236 of the National Housing Act, developers are given an interest reduction, in that the interest rate to develop and build the Project is subsidized to an effective rate of 1%.

                                             1997                 1996
                                           --------             --------
                     Expense               $209,402             $214,778
                     Subsidy                186,002              186,417
                                           --------             --------
                     Net interest          $ 23,400             $ 28,361
                                           ========             ========

         Under agreements with the mortgage lender and the FHA, the Project is required to make escrow deposits for taxes, insurance and replacement of Project assets. The Project is also subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

3.       OPERATING LOSS LOAN

         The operating loss loan is an FHA-secured note with interest payable at 9%, due in monthly installments of $444, including principal and interest through January, 2002. Annual principal payments for the next five years, are as follows: 1998 -- $3,729; 1999 -- $4,079; 2000 --
         $4,462; 2001 -- $4,881; 2002 -- $2,357, and thereafter -- $-0-.

4.       UNUSUAL TRANSACTIONS

         During the year ended December 31, 1997, the Project experienced two fires. Insurance proceeds of $363,109 and $35,778 were received and used to pay the contractor for the repairs. Additional insurance proceeds of $13,184 were received under a business interruption claim and recorded as an offset to the vacancy loss.

         The repairs were performed by a party related to one of the General Partners. At December 31, 1997, $5,000 is owed pending completion of all repairs.

5.       TRANSACTIONS WITH RELATED PARTIES

         Distribution payable consists of administrative fees to the Associate General Partner for services in overseeing the operations of the Partnership. The $7,500 per annum fee is payable only out of surplus cash reserves. The fee owed at December 31, 1997 and 1996 was $7,500.

         Pursuant to a management agreement dated July 1, 1994, management fees of 9.9% of gross rental collections are payable to Federal Management Company, an affiliate of the Local General Partner. On October 12, 1990, HUD approved a monthly management fee of $32 per unit. Management fees were $76,800 per annum for the years ended December 31, 1997 and 1996.

         Included in operating expenses are reimbursements to Federal Management Company for payroll, payroll taxes, medical insurance, accounting fees, and office supplies. Payments for such reimbursements were $202,002 and $169,630 for the years 1997 and 1996, respectively.

         Miscellaneous revenue includes commissions for the collection of monthly fees for equipment provided by B & M Professional Services, an affiliate of the Local General Partner. Receipts for the fiscal years ending December 31, 1997 and 1996 were $2,115 and $2,105, respectively.

         Included in operating expenses are payments of $47,227 and $27,260 for 1997 and 1996 respectively, to B & M Professional Services for window replacement, painting and drywall repairs.

         Payables to related parties as of December 31 are as follows:

                                                          1997          1996
                                                        --------      --------
                     Federal Management Company         $    -        $ 16,656
                     B & M Professional Services        $  3,274      $  9,809


6.       HOUSING ASSISTANCE PAYMENTS

         HUD has contracted with the partnership, under Section 8 of Title II of the Housing and Community Development Act of 1974, to make housing assistance payments to the partnership on behalf of qualified tenants. One agreement covering 120 units expires on November 30, 1998. A second agreement covering 80 units expires on May 31, 1999.

         With congressional passage in October 1997 of the Multifamily Assisted Housing and Reform and Affordability Act (the Act), HUD has been given budgetary authority to approve requests for one-year renewals on all
         Section 8 contracts expiring through September 30, 1998.

         Under provisions of the Act, renewal of Section 8 contracts expiring after September 30, 1998 are subject to evaluation and assessment under a complex set of requirements as prescribed by this "mark-to-market" legislation. Further, implementing regulations by HUD affecting administration over the renewal process have not yet been finalized. As a result, it is uncertain whether HUD will renew these contracts under terms that are consistent with the successful operation of the project. The project is economically dependent upon the rental income received from both of its agreements. If HUD were not to extend either one, the project's operating cash flows would be adversely affected.

                           SUPPLEMENTARY INFORMATION

            Independent Auditor's Report on Supplementary Information

Austintown Associates                              HUD Field Office Director
Youngstown, Ohio                                   Cleveland, Ohio

         Our report on our audit of the basic financial statements of Austintown Associates, HUD Project No. 042-44213, for December 31, 1997 appears on page 1. That audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information on pages 12 to 18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Austintown Associates, HUD Project No. 042-44213. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                        /s/ Bick Fredman & Co.

Cleveland, Ohio
January 9, 1998






                                       11
                                       50

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

For Month/Period  Ending:                  Project         Project Name:
Beginning:                                 Number:
January 1, 1997   December 31, 1997       042-44213        Austintown Associates

          Part I                          Description of Account                Acct. No.      Amount*
Rental Income 5100         Apartments or Member Carrying Charges (Coops)          5120    $   175,419
                           Tenant Assistant Payments                              5121    $   700,101
                           Furniture and Equipment                                5130    $
                           Stores and Commercial                                  5140    $
                           Garage and Parking Spaces                              5170    $
                           Flexible Subsidy Income                                5180    $
                           Miscellaneous (specify)                                5190    $
                           Total Rent Revenues Potential at 100% Occupancy                                   $875,520
Vacancies 5200             Apartments                                             5220    $   (26,172)
                           Furniture and Equipment                                5230
                           Stores and  Commercial                                 5240
                           Garage and Parking Spaces                              5270
                           Miscellaneous (specify) Business Interruption Proceeds 5290         13,184
                           Total Vacancies                                                                    (12,988)
                           Net Rental Revenue Rent Revenue Less Vacancies                                    $862,532
                           Elderly and Congregate Service Income --5300
                           Total Service Income (Schedule Attached)               5300                       $
Financial Revenue 5400     Interest Income--Project Operations                    5410    $     5,079
                           Income from Investments--Residual Receipts             5430    $
                           Income from Investments--Reserve for Replacement       5440    $     9,041
                           Income from Investments--Miscellaneous                 5490    $       701
                           Total Financial Revenue                                                           $ 14,821
Other Revenue 5900         Laundry and Vending                                    5910    $     1,094
                           NSF and Late Charges                                   5920    $     1,851
                           Damages and Cleaning Fees                              5930    $     3,217
                           Forfeited Tenant Security Deposits                     5940    $       444
                           Other Revenue (specify)                                5990    $     8,483
                           Total Other Revenue                                                               $ 15,089
                           Total Revenue                                                                     $892,442
Administrative Expenses    Advertising                                            6210    $     2,171
6200/6300                  Other Administrative Expense                           6250    $       868
                           Office Salaries                                        6310    $    36,553
                           Office Supplies                                        6311    $    12,536
                           Office or Model Apartment Rent                         6312    $
                           Management                                             6320    $    76,800
                           Manager or Superintendent Salaries                     6330    $    18,675
                           Manager or Superintendent Rent Free Unit               6331    $
                           Legal Expenses (Project)                               6340    $       391
                           Auditing Expenses (Project)                            6350    $     9,800
                           Bookkeeping Fees/Accounting Services                   6351    $
                           Telephone and Answering Service                        6360    $     5,456
                           Bad Debts                                              6370    $     1,840
                           Miscellaneous Administrative Expenses (specify)        6390    $     6,920
                           Total Administrative Expenses                                                     $172,010
Utilities Expense 6400     Fuel Oil/Coal                                          6420    $
                           Electricity (Light and Misc. Power)                    6450    $    51,851
                           Water                                                  6451    $    75,902
                           Gas                                                    6452    $
                           Sewer                                                  6453    $
                           Total Utilities Expense                                                           $127,753

*All amounts must be rounded to the nearest dollar; $.50 and over, round up--$.49 and below, round down.

                                  Page 1 of 2
                                       12

Austintown Associates                               042-44213

Operating and              Janitor and Cleaning Payroll                           6510    $    30,796
Maintenance Expenses       Janitor and Cleaning Supplies                          6515    $     6,486
6500                       Janitor and Cleaning Contract                          6517    $     2,137
                           Exterminating Payroll/Contract                         6519    $       206
                           Exterminating Supplies                                 6520    $       713
                           Garbage and Trash Removal                              6525    $    17,880
                           Security Payroll/Contract                              6530    $     1,818
                           Grounds Payroll                                        6535    $    11,997
                           Grounds Supplies                                       6536    $     3,765
                           Grounds Contract                                       6537    $       674
                           Repairs Payroll                                        6540    $    48,205
                           Repairs Material                                       6541    $    97,705
                           Repairs Contract                                       6542    $
                           Elevator Maintenance/Contract                          6545    $
                           Heating/Cooling Repairs and Maintenance                6546    $       445
                           Swimming Pool Maintenance/Contract                     6547    $     2,990
                           Snow Removal                                           6548    $     1,300
                           Decorating Payroll/Contract                            6560    $    21,565
                           Decorating supplies                                    6561    $     6,508
                           Other                                                  6570    $     3,514
                           Miscellaneous Operating and Maintenance Expenses       6590    $     1,594
                           Total Operating and Maintenance Expenses                                          $260,298
Taxes and Insurance 6700   Real Estate Taxes                                      6710    $    87,303
                           Payroll Taxes (FICA)                                   6711    $    23,846
                           Miscellaneous Taxes, Licenses and Permits              6719    $       394
                           Property and Liability Insurance (Hazard)              6720    $    12,595
                           Fidelity Bond Insurance                                6721    $       371
                           Workmen's Compensation                                 6722    $       996
                           Health Insurance and Other Employee Benefits           6723    $    11,271
                           Other Insurance (specify)                              6729    $
                           Total Taxes and Insurance                                                         $136,776
Financial Expenses 6800    Interest on Bonds Payable                              6810    $    23,374
                           Interest on Mortgage Payable                           6820    $     1,924
                           Interest on Notes Payable (Long-Term)                  6830    $
                           Interest on Notes Payable (Short-Term)                 6840    $    14,781
                           Mortgage Insurance Premium/Service Charge              6850    $
                           Miscellaneous Financial Expenses                       6890    $
                           Total Financial Expenses                                                          $ 40,079
Elderly & Congregate       Total Service Expenses--Schedule Attached              6900                       $
Service Expenses 6900      Total Cost of Operations Before Depreciation                                      $739,916
                           Profit (Loss) Before Depreciation                                                 $155,526
                           Depreciation (Total)--6600 (specify)                   6600                       $190,445
                           Operating Profit or (Loss)                                                        $(34,919)
Corporate or Mortgagor     Office Salaries                                        7110    $
Entity Expenses 7100       Legal Expenses (Entity)                                7120    $
                           Taxes (Federal-State-Entity)                          7130-32  $
                           Other Expenses (Entity) Admin. Fee - 4,000             7190    $     7,500
                           Total Corporate Expenses Amortization 982                                         $  7,500
                           Net Profit or (Loss)                                                              $(42,419)
Warning: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C.  3729, 3802)  Miscellaneous or other Income and Expense  Sub-account  Groups. If miscellaneous or other income and/or expense sub- accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

Part II
1.       Total principal payments required under the mortgage, even if payments under a
         Workout Agreement are less or more than those required under t he mortgage.                         $ 79,280
2.       Replacement Reserve deposits required by the Regulatory Agreement or
         Amendments thereto, even if payments may be temporarily suspended or waived.                        $ 54,000
3.       Replacement or Painting Reserve releases which are included as expense items on
         this Profit and Loss statement                                                                      $ 48,623
4.       Project Improvement Reserve Releases under the Flexible Subsidy Program that
         are included as expense items on this Profit and Loss Statement.                                    $

                                  Page 2 of 2
                                       13

                                         U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                                              HOUSING - FEDERAL HOUSING COMMISSIONER
                                      OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY

                                          COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
                                                         RESIDUAL RECEIPTS

PROJECT NAME                                 FISCAL PERIOD ENDED:       PROJECT NUMBER
Austintown Associates                        December 31, 1997          042-44213

                                                   PART A - COMPUTE SURPLUS CASH
       1.  Cash (Accounts 1110, 1120, 1191)                                    $76,867

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                            $ 1,815

       3.  Other (describe)  other accounts receivable                         $ 2,500

                                      (a) Total Cash (Add Lines 1, 2, and 3)                                  $81,222
       4.  Accrued mortgage interest payable                                   $ 1,915

       5.  Delinquent mortgage principal payments                              $

       6.  Delinquent deposits to reserve for replacements                     $

       7.  Accounts payable (due within 30 days)                               $15,154

       8.  Loans and notes payable
           (due within 30 days)                                                $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                      $ 7,755

       10. Accrued expenses (not escrowed)                                     $

       11. Prepaid Rents (Account 2210)                                        $

       12. Tenant security deposits liability (Account 2191)                   $26,939

       13. Other (Describe)  payable to HUD                                    $   855

                                               (b) Less Total Current Obligations (Add Lines 4 through 13)    $52,618

                                               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))        $28,604
                        PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1.   Surplus Cash                                                                                           $28,604

       2a. Distribution Earned During Fiscal Period
             Covered by the Statement                                          $25,850

       2b. Distribution Accrued and Unpaid as of the
             End of the Prior Fiscal Period                                   $153,796

       2c. Distributions Paid During Fiscal Period Covered by Statement        $40,808

       3. Distributions Earned but Unpaid as of the End of
          the Fiscal Period Under Review (Line 2a + 2b - 2c)                  $138,838

  4.   Amount Available for Distribution During Next Fiscal Period                                            $28,604

  5.   Deposit Due Residual Receipts
       (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)                             $

    PREPARED BY                                       REVIEWED BY

 LOAN TECHNICIAN                                    LOAN SERVICERIAN

 DATE                                               DATE

                                                               HUD-93486 (12-80)
                                       14

                                                           AUSTINTOWN ASSOCIATES
                                                           PROJECT NO. 042-44213

                                                      CHANGES IN FIXED ASSET ACCOUNTS
                                                   FOR THE YEAR ENDED DECEMBER 31, 1997






                                                  ASSETS                                   ACCUMULATED DEPRECIATION
                           ------------------------------------------------   --------------------------------------------------
                             Balance                               Balance      Balance                                Balance
  Fixed Assets               1/1/97      Additions   Disposals    12/31/97      1/1/97     Expenses      Disposals     12/31/97
-----------------          ----------    ---------   ---------   ----------   ----------   ---------    -----------   ----------
Land                      $  397,105   $     --     $     --     $  397,105   $     --     $     --     $     --     $     --

Building                   4,999,696       27,314       22,588    5,004,422    2,004,842      185,887       22,588    2,168,141

Equipment:
  Furniture & fixtures       120,618        1,724         --        122,342      113,144        3,034         --        116,178
  Maintenance equipment       29,867         --           --         29,867       27,768          866         --         28,634
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------


   TOTAL                  $5,547,286   $   29,038   $   22,588   $5,553,736   $2,145,754      189,787   $   22,588   $2,312,953
                          ==========   ==========   ==========   ==========   ==========                ==========   ==========
                                                                            Amortization          657
                                                                                             --------
                                                                                   Total     $190,444
                                                                                             ========

Fixed asset additions/disposals:

   Refrigerators                          $ 9,003     $  8,830
   Carpeting                               14,811       13,758
   Porch                                    3,500          --
   Computer                                 1,724          --
                                          -------     --------
                                          $29,038     $ 22,588
                                          =======     ========


                                        Net
                                     Carrying
                                      Amount
  Fixed Assets                       12/31/97
-----------------                    ---------
Land                                $  397,105

Building                             2,836,281

Equipment:
  Furniture & fixtures                   6,164
  Maintenance equipment                  1,233
                                    ----------


   TOTAL                            $3,240,783
                                    ==========

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                      OTHER SUPPORTING DATA REQUIRED BY HUD
                                DECEMBER 31, 1997


1.       ACCOUNTS OR NOTES RECEIVABLE OTHER THAN REGULAR TENANT ACCOUNTS

         Duplicate payment to vendor.                                 $ 2,500
                                                                      =======

2.       DELINQUENT TENANT ACCOUNTS
                                          # of Tenants          Amount Past Due
              0 to 30 days                      10                    $   304
              31 to 60 days                     15                        277
              61 to 90 days                      6                        138
              Over 90 days                      19                      1,689
                                                                      -------
                                                                      $ 2,408
                                                                      =======

3.       ACCOUNTS PAYABLE OTHER THAN TRADE CREDITORS

         Manchi Realty Co. - retention not currently payable          $ 5,000
         B & M Professional Services                                    3,274
                                                                      -------
                                                                      $ 8,274
                                                                      =======

4.       LOANS OR NOTES PAYABLE OTHER THAN THE INSURED MORTGAGE

         9% operating loss loan dated March 24, 1978 in the original amount of $57,300. Balance at December 31, 1997:

                   Current                                           $  3,729
                   Long-term                                           15,779
                                                                     --------

                                                                     $ 19,508
                                                                     ========

5.       COMPENSATION OF PARTNERS

         None.

6. CHANGES IN CAPITAL INTERESTS, PROFIT AND LOSS INTERESTS, AND CASH FLOW INTERESTS

         None.

7.       TRANSACTIONS WITH PARTIES-AT-INTEREST
                                                                       Amount
                   Company                    Description               Paid
         ---------------------------    -----------------------       --------
         Liberty LGP                    Administrative fee            $  7,500
         Federal Management Co.         Management fee                $ 83,200
         Manchi Realty Co.              Insurance repairs             $390,546
         James P. Manchi                Maintenance supplies          $  2,390
         B & M Professional Services    Maintenance and repairs       $ 47,227

8.       UNAUTHORIZED DISTRIBUTIONS

         None.

9.       DISTRIBUTIONS TO PARTNERS

         March 3, 1997                                               $ 40,808
                                                                     ========
                                       16

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                OTHER SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                DECEMBER 31, 1996

10.      MORTGAGE ESCROW DEPOSITS

         Estimated amount required as of December 31, 1997 for future payment of:

              Mortgage insurance premium                              $ 14,546
              Property insurance                                         7,347
              Real estate taxes                                         29,100
                                                                      --------
                                                                        50,993
              Amount on deposit deficient
                of estimated requirements                               (7,755)
                                                                      --------

              Total confirmed                                         $ 43,238
                                                                      ========
11.      ACCRUED TAXES

         Description      Basis for        Period          Date        Amount
           of tax          Accrual         Covered          Due        Accrued
         -----------   ---------------   -----------    -----------   --------
         Real Estate   1997 effective    01/01/97 to    Semi-Annual
                          tax rate         12/31/97        1998       $ 87,300
                                                                      ========
12.      RESERVE FOR REPLACEMENTS

         In accordance with the provisions of the Regulatory Agreement, restricted cash is held by the mortgage servicing agent, Manufacturers and Traders Trust, and is used for replacement of property with the approval of HUD.

              Balance at January 1, 1997                             $ 181,814
              Monthly deposits ($4,500 x 12 mos.)                       54,000
              Authorized releases:
                 October 28, 1997                                      (48,623)
              Interest income                                            9,041
                                                                     ---------

              Balance at December 31, 1997, confirmed by mortgagee   $ 196,232
                                                                     =========

              Invested in:
                Money Market                                         $  62,370
                Treasury Bill, due March 5, 1998                       133,862
                                                                     ---------

              Balance at December 31, 1997                           $ 196,232
                                                                     =========

         The  following   information   pertains  to  Reserve  for   Replacement
         Reimbursement requests approved during December 31, 1997:

           Amount                                   Purpose                            Account
         of Request                               of Request                           Charged
         ----------                               ----------                           -------
          $  4,286                  Parking Lot                                         6541
             6,872                  Kitchen cabinetry                                   6541, 6542
             7,676                  Refrigerators                                       Building
             1,400                  Exterior walk and steps                             6561
            14,811                  Carpeting                                           Building
               770                  Windows                                             6542
            11,325                  Waterproofing and foundation repairs                6541, 6542
               298                  Disposals                                           6541
             1,185                  Hot water tanks                                     6541
          --------

          $ 48,623                  Form HUD 9250 approved October 28, 1997
          ========

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                OTHER SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                DECEMBER 31, 1997




13.      TENANT SECURITY DEPOSITS

         Tenant security deposits in the total amount of $37,882, which is sufficient to fund the related liability, are held in the following bank accounts at December 31, 1997:

              Metropolitan Savings       Certificate of Deposit
                                           (5.1% due 12/30/98)      $ 32,577
              Mahoning National Bank     Savings                       5,305
                                                                    --------
                                                                    $ 37,882
                                                                    ========

14.      DETAIL OF STATEMENT OF PROFIT AND LOSS SELECTED ACCOUNTS

         Account 5990 Other Revenue
         Community room/office rentals                              $    882
         Air conditioning fee                                          2,115
         Cable                                                         4,216
         Pool                                                            487
         Miscellaneous                                                   783
                                                                    --------
                                                                    $  8,483
                                                                    ========

         Account 6390 Miscellaneous Administration Expenses
         Computer services                                          $  1,497
         Seminars                                                      1,248
         Miscellaneous                                                 1,275
         Comprehensive Needs Assessment                                2,900
                                                                    --------
                                                                    $  6,920
                                                                    ========

15.      NON-REVENUE PRODUCING UNITS

         None.


            Independent Auditor's Report on Compliance with Specific
                  Requirements Applicable to Major HUD Programs

Austintown Associates                           HUD Field Office Director
Youngstown, Ohio                                Cleveland, Ohio

          We have audited the financial statements of Austintown Associates as of and for the year ended December 31, 1997 and have issued our report thereon dated January 9, 1998. In addition, we have audited Austintown Associates' compliance with the following specific program requirements:

Specific Compliance Requirements
o Federal Financial Reports
o Mortgage Status
o Replacement  Reserve
o Residual Receipts
o Security Deposits
o Cash Receipts and Disbursements
o Distributions to Owners
o Tenant Application, Eligibility and Recertification
o Management Functions

that are applicable to each of its major HUD-assisted programs, for the year ended December 31, 1997. The management of Austintown Associates is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

          We conducted our audit of compliance in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and The Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Austintown Associates' compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, Austintown Associates complied, in all material respects, with the requirements described above, that are applicable to each of its major HUD-assisted program for the year ended December 31, 1997.

          This  report  is  intended  for  the   information  of  the  partners,
management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



                                        /s/ Bick Fredman & Co.


Cleveland, Ohio
January 9, 1998
                                       19

            Independent Auditor's Report on Compliance with Specific Requirements Applicable to Nonmajor HUD Program Transactions

Austintown Associates                           HUD Field Office Director
Youngstown, Ohio                                Cleveland, Ohio

          We have audited the financial statements of Austintown Associates as of and for the year ended December 31, 1997, and have issued our report thereon dated January 9, 1998.

          In connection with our audit of the 1997 financial statements of Austintown Associates and with our consideration of the Project's internal control structure used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, we selected certain transactions applicable to a certain nonmajor HUD-assisted program for the year ended December 31, 1997.

          As required by the Guide, we performed auditing procedures to test compliance with the requirements governing cash expenditures and matching requirements that are applicable to those transactions. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on the Project's compliance with those requirements. Accordingly, we do not express such an opinion.

          The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

          This  report  is  intended  for  the   information  of  the  Partners,
management, and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



                                        /s/ Bick Fredman & Co.



Cleveland, Ohio
January 9, 1998

            Independent Auditor's Report on Compliance with Specific Requirements Applicable to Fair Housing and Non-Discrimination

Austintown Associates                           HUD Field Office Director
Youngstown, Ohio                                Cleveland, Ohio

          We have audited the financial statements of Austintown Associates as of and for the year ended December 31, 1997, and have issued our report thereon dated January 9, 1998.

          We have applied procedures to test the Project's compliance with Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs, for the year ended December 31, 1997.

          Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on the Project's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

          The  results  of  those   procedures   disclosed   no   instances   of
noncompliance that are required to be reported herein under the Guide.

          This  report  is  intended  for  the   information  of  the  Partners,
management, and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



                                        /s/ Bick Fredman & Co.


Cleveland, Ohio
January 9, 1998
                                       21

                Independent Auditor's Report on Internal Controls

Austintown Associates                         HUD Field Office Director
Youngstown, Ohio                              Cleveland, Ohio

          We have audited the financial statements of Austintown Associates as of and for the year ended December 31, 1997, and have issued our report thereon dated January 9, 1998. We have also audited the Project's compliance with requirements applicable to HUD-assisted programs and have issued our reports thereon dated January 9, 1998.

          We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether the Project complied with laws and regulations, noncompliance with which would be material to a HUD- assisted program.

          The   management  of  Austintown   Associates   is   responsible   for
establishing and maintaining internal controls. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal controls. The objectives of internal controls are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.


          In planning and performing our audits for the year ended December 31, 1997, we obtained an understanding of the internal control structure. With respect to the internal control structure, we obtained an understanding of the design of relevant policies and procedures and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the Project's financial statements and its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

          We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Project's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policies and procedures. Accordingly, we do not express such an opinion.

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

          This  report  is  intended  for  the   information  of  the  Partners,
management, and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



                                        /s/ Bick Fredman & Co.


Cleveland, Ohio
January 9, 1998


                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                                DECEMBER 31, 1997







None.

                                       24
                                       63

                              AUSTINTOWN ASSOCIATES
                              PROJECT NO. 042-44213

                            AUDIT RESOLUTION MATTERS
                                DECEMBER 31, 1997




The findings noted on the prior year's audit report and their depositions are reported below:



1.        RESERVE FOR TAXES AND INSURANCE

          At December 31, 1996, the Reserve for Taxes and Insurance was deficient by $1,830.

          Action taken

          Escrow payment was not increased until November of 1997 resulting in a continuation of the deficiency in the balance that exists at December 31, 1997.


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

          Action taken

          No additional action is needed.












                                       25
                                       64

                            MORTGAGOR'S CERTIFICATION







          We hereby certify that we have examined the accompanying financial statements and supplemental data of Austintown Associates and, to the best of our knowledge and belief, the same is complete and accurate.






                                          /s/ James Manchi



                                          2/25/98
                                          Date



                                          EIN: 74-2343727

                                       26
                                       65

                         MANAGING AGENT'S CERTIFICATION





       We hereby certify that we have examined the accompanying 1997 financial statements and supplemental data of Austintown Associates and, to the best of our knowledge and belief, the same is complete and accurate.





                                             Federal Management Company, Inc.


                                             By /s/ James Manchi
                                                        James Manchi


                                             2/25/98
                                             Date


                                             Federal I.D. #34-1527725

                                       27
                                       66

                            OSUNA APARTMENTS COMPANY
                          HUD Project No. 116-44052-LDP
                             (A Limited Partnership)

                              Financial Statements
                                       and
                                Supplemental Data
                      For the Year Ended December 31, 1997

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

Financial Statements:

  Balance Sheet                                                   Exhibit A

  Statement of Profit and Loss                                    Exhibit B

  Statement of Changes in Partners' Equity                        Exhibit C

  Statement of Cash Flows                                         Exhibit D

  Notes to Financial Statements

Supplemental Data:

  Supporting Data Required by HUD                                 Schedule   1

Independent Auditor's Report on Compliance with Specific
   Requirements Applicable to Major HUD Programs                  Schedule   2

Independent Auditor's Report on Compliance with Specific
   Requirements Applicable to Nonmajor HUD Transactions           Schedule   3

Independent Auditor's Report on Internal Control                  Schedule   4

Independent Auditor's Report on Compliance with Specific
  Requirements Applicable to Fair Housing and Non-Discrimination  Schedule   5

Schedule of Findings and Questioned Costs                         Schedule   6

Auditor's Comments on Audit Resolution Matters                    Schedule   7

Auditee's Corrective Action Plan                                  Schedule   8

Partners' Certification                                           Schedule   9

Managing Agent's Certification                                    Schedule  10

                      [Letterhead of James M. Klein, P.C.]




                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Osuna Apartments Company

I have audited the accompanying balance sheet of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP, as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 28, 1998, on my consideration of Osuna Apartments Company's internal control, and reports dated January 28, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data required by HUD included in Schedule 1 provides additional analysis which is not a required part of the basic financial statements of the Partnership. The information in such schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ James M. Klein, P.C.

January 28, 1998

                            OSUNA APARTMENTS COMPANY
                            (A Limited Partnership)
                                                                       Exhibit A

                                 Balance Sheet
                               December 31, 1997

                                     Assets
Current assets:
    1110 Petty cash                                                                               $         100
    1120 Cash in bank - operations (Note 1) (Schedules 1 and 2)                                          47,658
    1130 Accounts receivable - tenants (Schedule 1)                                                       1,233
    1143 Accounts receivable - HUD (Schedule 1)                                                             121
    1144 Accounts receivable - other (Schedule 1)                                                           374
    Prepaid expenses:
        1240 Property insurance                                                      4,593
        1250 Mortgage insurance                                                      3,442                8,035
                                                                              -------------       --------------
            Total current assets                                                                         57,521

Deposits held in trust - funded:
    1191 Tenant security deposits (contra) (Schedules 1 and 2)                                           10,900

Restricted deposits and funded reserves:
    1310 Mortgage escrow deposits (Schedules 1 and 2)                               17,509
    1320 Reserve for replacements                                                  151,260
          (Note 2 and Schedules 1 and 2)
    1330 Reserve for exterior painting (Schedules 1 and 2)                          35,276
    1340 Reserve for residual receipts
          (Note 2 and Schedules 1 and 2)                                           253,300              457,345
                                                                              -------------
Fixed assets (at cost) (Notes 1 and 3) (Schedule 1):
    1410 Land                                                                      255,230
    1420 Buildings                                                               1,854,035
    1430 Building equipment                                                          7,487
    1460 Furnishings                                                               159,337
                                                                              -------------
                                                                                 2,276,089
       Less accumulated depreciation                                               964,348            1,311,741
                                                                              -------------
Other asset:
    1900 Unamortized deferred expenses (Note 1)                                                          18,614
                                                                                                  --------------
                                                                                                $     1,856,121
                                                                                                  ==============
                        Liabilities and Partners' Equity
Current liabilities:
    2110 Accounts payable - trade (Schedule 1)                        $         8,733
    2115 Accounts payable - HUD (Schedule 1)                                    3,147
    2120 Accrued taxes (Schedule 1)                                            22,252
    2130 Accrued interest payable                                                 678
    2140 Other accrued expenses (Note 4 and Schedule 1)                         2,500
    2210 Prepaid rent                                                              38
    2320 Current maturities of long-term debt (Note 3)                         37,272
                                                                        --------------
                  Total current liabilities                                    74,620

Deposit liabilities:
    2191 Tenant security deposits (contra) (Schedules 1 and 2)                 10,900

Long-term debt (Note 3):
    2320 Mortgage payable, 7 percent, less
        current maturities of $37,272                                       1,211,614

Contingency (Note 8)

3130 Partners' equity (Notes 1 and 5)                                         558,987
                                                                        --------------
                                                                      $     1,856,121
                                                                        ==============

The accompanying notes are an integral part of the financial statements.

Statement of Profit and Loss    U.S. Department of Housing and Urban Development                       Exhibit B
                                Office of Housing
                                Federal Housing Commissioner
                                        OMB Approval No. 2502-0052(Exp. 1/31/95)
Public  Reporting  Burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including suggestions for reducing this burden, to the Reports Management Officer, Paperwork Reduction Project (25020-0052),  Office
of Information  Technology,  U.S.  Department of Housing and Urban Development,  Washington,  D.C.  20410-3600.  This agency may not collect this  information,  and you are not required to complete this form, unless it displays a currently valid OMB control number.
Do not send this form to the above address.

For Month/Period  Ending:                  Project         Project Name:
Beginning                                  Number:          OSUNA APARTMENTS
        1/97               12/97       116-44052-LDP

          Part I                          Description of Account                Acct. No.      Amount*
Rental Income 5100         Apartments or Member Carrying Charges (Coops)          5120    $   376,353
                           Tenant Assistant Payments                              5121    $    37,095
                           Furniture and Equipment                                5130    $
                           Stores and Commercial                                  5140    $
                           Garage and Parking Spaces                              5170    $
                           Flexible Subsidy Income                                5180    $
                           Miscellaneous (specify)                                5190    $
                           Total Rent Revenues Potential at 100% Occupancy                                   $413,448
Vacancies 5200             Apartments                                             5220    $    (4,469)
                           Furniture and Equipment                                5230
                           Stores and  Commercial                                 5240
                           Garage and Parking Spaces                              5270
                           Miscellaneous (specify)                                5290
                           Total Vacancies                                                                     (4,469)
                           Net Rental Revenue Rent Revenue Less Vacancies                                    $408,979
                           Elderly and Congregate Service Income --5300
                           Total Service Income (Schedule Attached)               5300                       $
Financial Revenue 5400     Interest Income--Project Operations                    5410    $     1,935
                           Income from Investments--Residual Receipts             5430    $     7,676
                           Income from Investments--Reserve for Replacement       5440    $     4,652
                           Income from Investments--Miscellaneous                 5490
                           Total Financial Revenue                                                           $ 14,263
Other Revenue 5900         Laundry and Vending                                    5910    $     4,485
                           NSF and Late Charges                                   5920    $     1,802
                           Damages and Cleaning Fees                              5930    $       694
                           Forfeited Tenant Security Deposits                     5940    $     1,842
                           Other Revenue (specify)                                5990    $       626
                           Total Other Revenue                                                               $  9,449
                           Total Revenue                                                                     $432,691
Administrative Expenses    Advertising                                            6210    $
6200/6300                  Other Administrative Expense                           6250    $        41
                           Office Salaries                                        6310    $     6,452
                           Office Supplies                                        6311    $     4,619
                           Office or Model Apartment Rent                         6312    $
                           Management                                             6320    $    39,119
                           Manager or Superintendent Salaries                     6330    $    16,530
                           Manager or Superintendent Rent Free Unit               6331    $     3,336
                           Legal Expenses (Project)                               6340    $       932
                           Auditing Expenses (Project)                            6350    $     5,884
                           Bookkeeping Fees/Accounting Services                   6351    $     5,280
                           Telephone and Answering Service                        6360    $     1,524
                           Bad Debts                                              6370
                           Miscellaneous Administrative Expenses (specify)        6390    $     1,260
                           Total Administrative Expenses                                                     $ 84,977
Utilities Expense 6400     Fuel Oil/Coal                                          6420    $
                           Electricity (Light and Misc. Power)                    6450    $    46,934
                           Water                                                  6451    $    14,465
                           Gas                                                    6452    $    29,029
                           Sewer                                                  6453    $     7,336
                           Total Utilities Expense                                                           $ 97,764

*All amounts must be rounded to the nearest dollar; $.50 and over, round up--$.49 and below, round down.
                                  Page 1 of 2
     The accompanying notes are an integral part of the finacial statements.

OSUNA APARTMENTS                                    116-44052-LDP

Operating and              Janitor and Cleaning Payroll                           6510    $
Maintenance Expenses       Janitor and Cleaning Supplies                          6515    $        68
6500                       Janitor and Cleaning Contract                          6517    $     2,350
                           Exterminating Payroll/Contract                         6519    $     2,640
                           Exterminating Supplies                                 6520    $
                           Garbage and Trash Removal                              6525    $     7,638
                           Security Payroll/Contract                              6530    $
                           Grounds Payroll                                        6535    $
                           Grounds Supplies                                       6536    $       407
                           Grounds Contract                                       6537    $    18,569
                           Repairs Payroll                                        6540    $    20,563
                           Repairs Material                                       6541    $    14,589
                           Repairs Contract                                       6542    $    10,782
                           Elevator Maintenance/Contract                          6545    $
                           Heating/Cooling Repairs and Maintenance                6546    $       196
                           Swimming Pool Maintenance/Contract                     6547    $
                           Snow Removal                                           6548    $
                           Decorating Payroll/Contract                            6560    $    14,724
                           Decorating supplies                                    6561    $     3,997
                           Other                                                  6570    $       347
                           Miscellaneous Operating and Maintenance Expenses       6590    $
                           Total Operating and Maintenance Expenses                                          $ 96,870
Taxes and Insurance 6700   Real Estate Taxes                                      6710    $    42,753
                           Payroll Taxes (FICA)                                   6711    $     4,073
                           Miscellaneous Taxes, Licenses and Permits              6719    $
                           Property and Liability Insurance (Hazard)              6720    $    10,199
                           Fidelity Bond Insurance                                6721    $       533
                           Workmen's Compensation                                 6722    $     1,047
                           Health Insurance and Other Employee Benefits           6723    $       115
                           Other Insurance (specify)                              6729    $
                           Total Taxes and Insurance                                                         $ 58,720
Financial Expenses 6800    Interest on Bonds Payable                              6810    $
                           Interest on Mortgage Payable                           6820    $     9,158
                           Interest on Notes Payable (Long-Term)                  6830    $
                           Interest on Notes Payable (Short-Term)                 6840    $
                           Mortgage Insurance Premium/Service Charge              6850    $     6,418
                           Miscellaneous Financial Expenses                       6890    $     1,054
                           Total Financial Expenses                                                          $ 16,630
Elderly & Congregate       Total Service Expenses--Schedule Attached              6900                       $
Service Expenses 6900      Total Cost of Operations Before Depreciation                                      $354,961
                           Profit (Loss) Before Depreciation                                                 $ 77,730
                           Depreciation (Total)--6600 (specify)                   6600         64,519        $ 64,519
                           Operating Profit or (Loss)                                                        $ 13,211
Corporate or Mortgagor     Office Salaries                                        7110    $
Entity Expenses 7100       Legal Expenses (Entity)                                7120    $
                           Taxes (Federal-State-Entity)                          7130-32  $
                           Other Expenses (Entity) Admin. Fee - 4,000             7190    $     2,500
                           Total Corporate Expenses Amortization 982                                         $  2,500
                           Net Profit or (Loss)                                                              $ 10,711
Warning: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C.  3729, 3802)  Miscellaneous or other Income and Expense  Sub-account  Groups. If miscellaneous or other income and/or expense sub- accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

Part II
1.       Total principal payments required under the mortgage, even if payments under a
         Workout Agreement are less or more than those required under t he mortgage.                         $ 34,759
2.       Replacement Reserve deposits required by the Regulatory Agreement or
         Amendments thereto, even if payments may be temporarily suspended or waived.                        $  6,068
3.       Replacement or Painting Reserve releases which are included as expense items on
         this Profit and Loss statement                                                                      $    -
4.       Project Improvement Reserve Releases under the Flexible Subsidy Program that
         are included as expense items on this Profit and Loss Statement.                                    $    -

                                  Page 2 of 2
    The accompanying notes are an integral part of the financial statements.

                                       72

                            OSUNA APARTMENTS COMPANY
                            (A Limited Partnership)
                                                                       Exhibit C

                    Statement of Changes in Partners' Equity
                      For the Year Ended December 31, 1997






                                                            Associate       Local
                                                            General        General          Limited
                                             Total          Partner        Partner          Partner
                                          ------------     ----------     -----------     ------------

Balance, January 1, 1997                $     557,588    $     2,940   $       3,055    $     551,593

Distributions to partners                      (9,312)           (93)           (118)          (9,101)

Net income (loss) for the year                 10,711            557             557            9,597
                                          ------------     ----------     -----------     ------------

Balance, December 31, 1997              $     558,987    $     3,404   $       3,494    $     552,089
                                          ============     ==========     ===========     ============






The accompanying notes are an integral part of the financial statements.

                                                                       Exhibit D
                            OSUNA APARTMENTS COMPANY
                            (A Limited Partnership)

                            Statement of Cash Flows
                      For the Year Ended December 31, 1997




Cash flows from operating activities:
    Rental receipts                                    $       402,449
    Interest receipts                                            1,934
    Other receipts                                               9,449    $       413,832
                                                          -------------


    Administrative expenses                                     28,492
    Management fees                                             39,119
    Utilities                                                  102,215
    Salaries and wages                                          34,482
    Maintenance expenses                                        82,087
    Real estate taxes and escrow deposits                       27,914
    Taxes - other                                                3,846
    Insurance                                                   11,856
    Mortgage interest                                            9,346
    Mortgage insurance premium                                   6,206            345,563
                                                          -------------      -------------

        Net cash provided by operating activities                                  68,269

Cash flows from investing activities:
    Deposit to residual receipts                               (24,725)
    Deposits to reserve for replacements                        (6,068)
    Deposits to reserve for exterior painting                   (3,600)
    Purchase of fixed assets                                    (2,061)
                                                          -------------

        Net cash used in investing activities                                     (36,454)

Cash flows from financing activities:
    Mortgage principal payments                                (34,759)
    Distribution to partners                                    (9,312)
                                                          -------------

        Net cash used in financing activities                                     (44,071)
                                                                             -------------

Decrease in cash                                                                  (12,256)

Cash, beginning of year                                                            60,014
                                                                             -------------

Cash, end of year                                                         $        47,758
                                                                             =============








The accompanying notes are an integral part of the financial statements.

                                                                       Exhibit D
                            OSUNA APARTMENTS COMPANY
                            (A Limited Partnership)

                      Statement of Cash Flows (Continued)
                      For the Year Ended December 31, 1997



Cash flows from operating activities:
    Net income                                                              $      10,711
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                  $      65,573
            Increase in accounts receivable - tenants               (276)
            Increase in accounts receivable - HUD                    (10)
            Increase in accounts receivable - other                 (374)
            Decrease in prepaid expenses                             250
            Increase in mortgage escrow account                   (6,536)
            Decrease in accounts payable - trade                 (10,231)
            Increase in accounts payable - HUD                        40
            Decrease in accrued interest payable                    (187)
            Decrease in prepaid rent                                (337)
            Increase in accrued taxes                             21,975
            Interest earned on reserve accounts                  (12,329)          57,558
                                                              -----------     ------------

                Net cash used in by operating activities                    $      68,269
                                                                              ============




Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                  $       9,346
                                                                              ============

Interest earned on restricted reserve accounts and
   maintained in the respective reserve accounts                            $       12,329
                                                                              ============





The accompanying notes are an integral part of the financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements
                                December 31, 1997


Note 1  Organization and Summary of Significant Accounting Policies

The Partnership was organized as a limited partnership on February 25, 1974, to acquire an interest in real property located in Albuquerque, New Mexico and to construct and operate thereon an apartment complex of 110 units, under Section 236 of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. Lower rental charges to tenants are recovered by the Partnership through rent subsidies provided by HUD. The project's major program is its insured loan under Section 236. The project's nonmajor program results from its participation in the Section 8 housing assistance program.

During the year ended December 31, 1997, rental revenue from HUD totaled $37,095 representing nine percent of total revenue. The rent subsidy contract with HUD expires August 31, 1999.

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

The regulatory agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of the year. The maximum distributable amount for the year ended December 31, 1997 was $11,812 and "surplus cash" amounted to $34,405. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide "surplus cash" in excess of current requirements. The cumulative amount distributable at December 31, 1997 was $11,812.

The following significant accounting policies have been followed in the preparation of the financial statements:

Basis of accounting

The Partnership's policy is to prepare its financial statements on the basis of accounting practices prescribed by the Department of Housing and Urban Development. Assets and liabilities are classified as current based on the instructions provided in the Consolidated Audit Guide for Audits of HUD Programs. For purposes of the statement of cash flows, cash does not include tenant security deposits or restricted deposits.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements
                                December 31, 1997


Note 1  Organization and Summary of Significant Accounting Policies (Continued)

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

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

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements
                                December 31, 1997


Note 2 - Replacement Reserves and Residual Receipts

Replacement reserve funds are held in cash ($56,372) and U.S. Treasury bills ($94,888) due April 1998. Residual receipts are held in cash ($96,735) and U.S. Treasury bills ($156,565) due April 1998. The Treasury bills bear interest at approximately 5.64% per annum. The amounts reported approximate fair value and are based on quoted market prices.


Note 3  Longterm Debt

The seven percent mortgage note payable is insured by HUD and is payable in monthly installments of $10,293 (before any interest supplement) through August, 2015. A portion of the interest is paid by HUD under its 236 Program. The apartment project is pledged as collateral for the note.

Current maturities of longterm debt over the next five years ending December 31, are as follows:
                         1998                       $37,272
                         1999                       $39,966
                         2000                       $42,856
                         2001                       $45,954
                         2002                       $49,275
It is impractical to estimate, with any precision, the fair value of the outstanding debt without incurring excessive cost.


Note 4 Related Party Transactions

During 1997, the general partners earned $2,500 in local partnership administrative fees. This amount is reflected as an accrued expense at December 31, 1997. These fees are treated as a portion of the limited dividend payable and can only be paid as part of the allowable distribution from surplus cash.


Note 5 - Restricted Equity

Under the terms of the Regulatory Agreement, the Partnership is required to set aside specified amounts for the replacement of property and other project expenditures as approved by HUD. Restricted funds, which approximate $404,560 at December 31, 1997, are held in separate accounts and generally are not available for operating purposes without HUD's prior written approval.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements
                                December 31, 1997



Note 6 - Rent Increases

Under the regulatory agreement, the partnership may not increase rents charged to tenants without HUD approval.


Note 7 - Management Fees

Management fees of $39,119 were earned under a HUD approved 9.4% management contract. Management fees are based on collections of rentals, commercial (laundry and vending), late and NSF fees and forfeited security deposits. In addition, accounting fees of four dollars per unit per month ($5,280) were paid to the management company.


Note 8 - Contingency

The Partnership has been named in a lawsuit stemming from the alleged wrongful death of a tenant. The Partnership's insurance carrier has retained counsel to represent the Partnership in this action. The allegations are denied and are being vigorously contested. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability (if any) that might result has been made in the accompanying financial statements.


Note 9 - Current Vulnerability Due to Certain Concentrations

The Partnership's sole asset is Osuna Apartments. The Partnership's operations are concentrated in the mutifamily real estate market. In addition, the Partnership receives rental subsidies from HUD and operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of congress or an administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                         Supporting Data Required by HUD



Accounts and Notes Receivable (Other Than Tenants)

Accounts receivable - HUD represents an adjustment of Section 8 funds received in January 1998. Accounts receivable - other represents an overpayment of state withholding taxes.

Accounts Receivable - Tenants

Tenant accounts receivable at December 31, 1997 were comprised primarily of unpaid rents.


                Number of
                Tenants                Aging                      Amount Due

                   5                0 - 30 Days                    $   1,233
                                                                   =========


Mortgage Escrow Deposits

Estimated amount required for future payment of:
    City, state and county taxes                                     $ 7,125
    Property insurance                                                 6,095
    Mortgage insurance                                                 2,006
                                                                     -------
                                                                      15,226
    Amount in excess of estimated requirements                         2,283
                                                                     -------
        Total held by mortgagee                                      $17,509
                                                                     =======














This supporting data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                   Supporting Data Required by HUD (Continued)


Reserve for Replacements

In accordance with the provisions of the regulatory agreement, restricted cash and securities are held by GMAC Commercial Mortgage at December 31, 1997 to be used for replacement of property with the approval of HUD as follows:

    Balance, January 1, 1997                                        $140,540
    Monthly deposits ($506 x 12)                                       6,068
    Interest earned                                                    4,652
                                                                    --------

    Balance, December 31, 1997                                      $151,260
                                                                    ========

Reserve for Residual Receipts

In accordance with the provisions of the regulatory agreement, residual receipts cash and securities are held by GMAC Commercial Mortgage. Use of these funds is contingent upon HUD's prior written approval. The following is an analysis of 1997 transactions.

    Balance, January 1, 1997                                        $220,898
    Interest earned                                                    7,677
    1996 residual receipts transferred                                24,725
                                                                    --------

    Balance, December 31, 1997                                      $253,300
                                                                    ========

Reserve for Exterior Painting

Restricted cash is held by a bank to be used for exterior painting as follows:

    Balance, January 1, 1997                                         $31,676
    Deposits for 1997 ($300 x 12)                                      3,600
    Interest earned                                                    1,017
    Interest transferred to operating                                 (1,017)
                                                                     -------

    Balance, December 31, 1997                                       $35,276
                                                                     =======







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

Accrued Taxes
                        Basis                                        Amount
Description of Tax    of Accrual    Period Covered      Date Due     Accrued

Payroll               Monthly       December 1997       January
                                                        1997         $   878

Ad valorem            Annual        1997                May 1998      21,374
                                                                    --------

                                                                     $22,252
                                                                    ========

Tenant Security Deposits

Tenant security deposits are fully funded and are held in a separate interest bearing account in the name of the project in an account insured by the Federal government at Norwest Bank Texas, Waco, N.A. Interest earned on the account does not inure to the tenants and is transferred into the operating account. At December 31, 1997 the account consisted of $10,900 in cash.

Partnership Changes

There were no changes in the partners' ownership during 1997.

Distributions to Partners

In March 1997, $11,812 in limited dividends, earned in 1996, were paid to the partners. At December 31, 1997 an equal amount ($11,812) was earned and is expected to be paid in 1998.


This supporting data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                   Supporting Data Required by HUD (Continued)



Unauthorized Distributions to Partners

There were no unauthorized distributions to partners during 1997.

Compensation of Partners

There was no compensation paid to partners.

Identity of Interest Companies

During  1997,  the  general   partners   earned  $2,500  in  local   partnership
administrative fees. These fees are treated as part of the limited dividend and are only paid out of surplus cash.

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

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1

                   Supporting Data Required By HUD (Continued)
                                December 31, 1997



Changes in the Apartment Project


                                                    Assets                            Accumulated Depreciation               Net
                                 ------------------------------------------   -----------------------------------------    Carrying
                                     Balance                      Balance,      Balance,                       Balance,     Amount
                                     Jan. 1,              Deduc-  Dec. 31,      Jan. 1,                Deduc-  Dec. 31,    Dec. 31,
                                      1997     Additions  tions     1997         1997        Provision tions     1997        1997

Land                             $   255,230   $     --    $ -   $  255,230   $     --     $     --    $ -    $    --     $  255,230

Buildings                          1,854,035         --      -    1,854,035      743,049       61,848    -      804,897    1,049,138

Building equipment
    fixed                              7,487         --      -        7,487        3,665        1,070    -        4,735        2,752

Furnishings                          157,276        2,061    -      159,337      153,115        1,601    -      154,716        4,621
                                   ---------    ---------    -    ---------    ---------    ---------    -    ---------    ---------

    Totals                       $ 2,274,028   $    2,061  $ -   $2,276,089   $  899,829   $   64,519  $ -   $  964,348   $1,311,741
                                   =========    =========    =    =========    =========    =========    =    =========    =========






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

                                         U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                                              HOUSING - FEDERAL HOUSING COMMISSIONER
                                      OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY

                                          COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND                              SCHEDULE 1
                                                         RESIDUAL RECEIPTS

PROJECT NAME                                 FISCAL PERIOD ENDED:       PROJECT NUMBER
OSUNA APARTMENTS                                   12/31/97             116-44052-LDP

                                                   PART A - COMPUTE SURPLUS CASH
       1.  Cash (Accounts 1110, 1120, 1191, 1192)                              $58,658

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                            $   121

       3.  Other (describe)
                                                                               $
                                      (a) Total Cash (Add Lines 1, 2, and 3)                                  $58,779
       4.  Accrued mortgage interest payable                                   $   678

       5.  Delinquent mortgage principal payments                              $     -

       6.  Delinquent deposits to reserve for replacements                     $     -

       7.  Accounts payable (due within 30 days)                               $ 8,733

       8.  Loans and notes payable
           (due within 30 days)                                                $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                      $

       10. Accrued expenses (not escrowed)                                     $   878

       11. Prepaid Rents (Account 2210)                                        $    38

       12. Tenant security deposits liability (Account 2191)                   $10,900

       13. Other (Describe)    Excess Income                                   $ 3,147

                                               (b) Less Total Current Obligations (Add Lines 4 through 13)    $24,374

                                               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))        $34,405
                        PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1.   Surplus Cash                                                                                           $34,405

  Limited Dividend Projects

       2a. Distribution Earned During Fiscal Period
             Covered by the Statement                                          $11,812

       2b. Distribution Accrued and Unpaid as of the
             End of the Prior Fiscal Period                                    $11,812

       2c. Distributions Paid During Fiscal Period Covered by Statement        $11,812

       3. Distributions Earned but Unpaid as of the End of
          the Fiscal Period Under Review (Line 2a + 2b - 2c)                   $11,812

  4.   Amount Available for Distribution During Next Fiscal Period                                            $11,812

  5.   Deposit Due Residual Receipts
       (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)                             $22,593

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

                                                                      Schedule 2


                         INDEPENDENT AUDITOR'S REPORT ON
                            COMPLIANCE WITH SPECIFIC
                  REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS


To the Partners of
Osuna Apartments Company

I have audited the financial statements of Osuna Apartments Company (a limited partnership), Project No. 116-44052-LDP, as of and for the year ended December 31, 1997, and have issued my report thereon dated January 28, 1998.

I have also audited Osuna Apartments Company's compliance with the specific program requirements governing federal financial reports, mortgage status, the replacement reserve, the residual receipts, tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, and management functions, that are applicable to its major HUD-assisted program for the year ended December 31, 1997. The management of the Partnership is responsible for compliance with those requirements. My responsibility is to express an opinion on compliance with those requirements based on my audit.

I conducted my audit of compliance with those requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that I plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Partnership's compliance with those requirements. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, Osuna Apartments Company complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted program for the year ended December 31, 1997.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ James M. Klein, P.C.

Dallas, Texas
January 28, 1998

                                                                      Schedule 3



                          INDEPENDENT AUDITOR'S REPORT
                           ON COMPLIANCE WITH SPECIFIC
                           REQUIREMENTS APPLICABLE TO
                            NONMAJOR HUD TRANSACTIONS

To the Partners of
Osuna Apartments Company

I have audited the financial statements of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of and for the year ended December 31, 1997, and have issued my report thereon dated January 28, 1998.

In connection with my audit of the 1997 financial statements of Osuna Apartments Company and with my consideration of the Partnership's internal control used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. I selected certain transactions applicable to certain nonmajor HUD-assisted programs for the year ended December 31, 1997. As required by the Guide, I performed auditing procedures to test compliance with the requirements governing fair housing and non-discrimination, management, maintenance, the replacement reserve, federal financial reports, tenant application, tenant eligibility, tenant recertification, and tenant security deposits that are applicable to those transactions. My procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on the Partnership's compliance with those requirements. Accordingly, I do not express such an opinion.

The results of my tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ James M. Klein, P.C.

Dallas, Texas
January 28, 1998

                                                                      Schedule 4



                          INDEPENDENT AUDITOR'S REPORT
                               ON INTERNAL CONTROL

To the Partners of
Osuna Apartments Company


I have audited the financial statements of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of and for the year ended December 31, 1997, and have issued my report thereon dated January 28, 1998. I have also audited the Partnership's compliance with requirements applicable to its major HUD-assisted program and have issued my report thereon dated January 28, 1998.

I conducted my audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether the Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of Osuna Apartments Company is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.

In planning and performing my audits, I obtained an understanding of the design of relevant controls and determined whether they had been placed in operation, and I assessed control risk in order to determine my auditing procedures for the purpose of expressing my opinions on Osuna Apartments Company's financial statements and on its compliance with specific requirements applicable to its major HUD-assisted program and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

I performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that I considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Partnership's major HUD-assisted program. My procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, I do not express such an opinion.

My consideration of internal control structure would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. I noted no matters involving internal control and its operation that I consider to be material weaknesses as defined above.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ James M. Klein, P.C.

Dallas, Texas
January 28, 1998

                                                                      Schedule 5





                          INDEPENDENT AUDITOR'S REPORT
                    ON COMPLIANCE WITH SPECIFIC REQUIREMENTS
                APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION

To the Partners of
Osuna Apartments Company

I have audited the financial statements of Osuna Apartments Company as of and for the year ended December 31, 1997, and have issued my report thereon dated January 28, 1998.

I have also applied procedures to test Osuna Apartments Company's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted program for the year ended December 31, 1997.

My procedures were limited to the applicable compliance requirement described by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector
General. My procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Osuna Apartments Company's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, I do not express such an opinion.

The results of my tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ James M. Klein, P.C.

Dallas, Texas
January 28, 1998

                                                                      Schedule 6

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                    Schedule of Findings and Questioned Costs
                                December 31, 1997



There were no findings, including material questioned costs, noted during the audit.

                                                                      Schedule 7


                              AUDITOR'S COMMENTS ON
                            AUDIT RESOLUTION MATTERS
                            RELATING TO HUD PROGRAMS


To the Partners of
Osuna Apartments Company

I have audited the financial statements of Osuna Apartments Company (a limited partnership) as of and for the year ended December 31, 1997, and have issued my report thereon dated January 28, 1998.

During the 1996 audit, no material matters involving internal control and its operation or compliance with specific requirements applicable to its major HUD program were noted. Accordingly corrective action was not required during 1997. Further, based on the auditor's discussions with management, there were no HUD OIG audits, physical inspections or program reviews during 1997. Furthermore, there were no mortgagee physical inspections during 1997.




/s/ James M. Klein, P.C.

Dallas, Texas
January 28, 1998

                                                                      Schedule 8

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                        Auditee's Corrective Action Plan
                                December 31, 1997



Section I - Internal Control Review

There were no findings or recommendations which require comment.


Section II - Compliance Review

There were no instances of noncompliance with laws and regulations which require comment. Further, as noted in Schedule 7, there were no HUD audits or physical inspections on which to comment.




NOTE: As a result of the above, there is no need for a separate mortgagor letter proposing a corrective action plan.

                                                                      Schedule 9

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                             Partners' Certification



We hereby certify that we have examined the accompanying financial statements and supplemental data of Osuna Apartments Company for the year ended December 31, 1997, and, to the best of our knowledge and belief, the same is complete and accurate.





                                      By:  /s/ Michael A. Stoller

        2/19/98                            President Liberty LGP LP.
DATE                                       GENERAL PARTNER  (Printed Name)



                                      By:  /s/ Samuel R. Campbell, Pres.

        2/18/98                            Personal Economics Development, Corp.
DATE                                       GENERAL PARTNER  (Printed Name)







                                                         Employer Identification
                                                         No. 74-2347236

                                                                     Schedule 10
                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                         Managing Agent's Certification



I hereby certify that I have examined the accompanying financial statements and supplemental data of Osuna Apartments Company for the year ended December 31, 1997, and, to the best of my knowledge and belief, the same is complete and accurate.









                                       The Sovereign Management Corporation
       2-17-98
DATE                                   MANAGING AGENT


                                       BY: /s/ Joyce Brow

                                          Joyce Brow
                                       (Printed Name)

                                       TITLE: Director of Management

                           Reznick Fedder & Silverman

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Liberty Housing Partners Limited Partnership


         Our report on the 1997 and 1996 financial statements of Liberty Housing Partners Limited Partnership is included on page 34 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           /s/ Reznick Fedder & Silverman

Boston, Massachusetts                      REZNICK FEDDER & SILVERMAN
March 12, 1998

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY OWNED BY LOCAL
                                       LIMITED PARTNERSHIPS IN WHICH REGISTRANT HAS INVESTED
                                                         At December 31,1997

                                            Cost at Interest      Net         Gross Amount At Which Carried            Date  Life on
                                            Acquisition Date   Improvements         At December 31, 1997                  B   Which
                                         ---------------------- Capitalized ---------------------------------  Accumu-    u Depreci-
                      Number    Total               Buildings   Subsequent            Buildings                 lated     i ation is
                        Of     Encum-                  And          to                   And                    Depre-    l Computed
Property               Units   brances      Land   Improvements Acquisition   Land   Improvements    Total      ciation   t  (Years)
---------------------- ----- ----------- ---------- ----------- ---------- ---------- ----------- ----------- ----------- ----- ----
Garden Apartment Complexes - Elderly Housing:
Surry Manor Apartments,   44 $   934,598 $   50,239 $ 1,259,177 $   23,067 $   50,239 $ 1,282,244 $ 1,332,483 $   596,321 1981  3-30
   Dobson, NC
Glendale Manor            50     855,216     53,652   1,187,181     10,090     53,652   1,197,271   1,250,923     557,869 1980  3-30
   Apartments,
   Clinton, SC
Fuquay-Varina Homes,      60     743,122     72,396   1,401,073     22,123     72,396   1,423,196   1,495,592     650,806 1977  3-30
   Fuquay, NC
Williamston Homes,        50     586,767     60,967   1,096,520     14,692     60,967   1,111,212   1,172,179     513,983 1978  3-30
   Williamston, NC
Oxford Homes, Oxford, NC  50     590,460     64,360   1,085,939     25,772     64,360   1,111,711   1,176,071     510,287 1978  3-30

Garden Apartment Complexes - Low and Moderate Income Housing:
Compass West             200   3,110,997    397,105   4,822,593    334,038    397,105   5,156,631   5,553,736   2,312,953 1974  7-30
   Apartments,
   Austintown, OH
Meadowwood Apartments,    80     788,895     90,146   1,337,358     39,379     90,146   1,376,737   1,466,883     746,723 1977 10-25
   Tifton, GA
Brierwood Apartments,     56     856,358     76,325   1,024,970    (26,931)    76,325     998,039   1,074,364     516,382 1979 10-25
   Bainbridge, GA
Pine Forest Apartments,   64   1,229,691     44,588   1,491,921      1,380     44,588   1,493,301   1,537,889     806,605 1980 10-25
   Cairo, GA
Osuna Apartments,        110   1,316,060    255,230   1,987,767     33,092    255,230   2,020,859   2,276,089     964,348 1975  5-30
   Albuquerque, NM
Linden Park Apartments   198   4,261,517    357,236   4,544,514  1,639,713    456,828   6,084,635   6,541,463   2,373,003 1975  5-30
   Triangle, VA
Brierwood II Apartments   18     369,139     27,288     423,387      --        27,288     423,387     450,675     232,479 1984 10-25
   Bainbridge, GA

Garden Apartment Complexes - Other Assisted Housing:
Fiddlers Creek           160   2,178,611    275,147   3,156,533     42,875    275,147   3,199,408   3,474,555   1,494,966 1977  5-30
   Apartments,
   Winston Salem, NC   ----- ----------- ---------- ----------- ---------- ---------- ----------- ----------- -----------
Total Local Limited
     Partnership Real
     Estate            1,140 $17,821,431 $1,824,679 $24,818,933 $2,159,290 $1,924,271 $26,878,631 $28,802,902 $12,276,725
                       ===== =========== ========== =========== ========== ========== =========== =========== ===========
The aggregate cost of the above properties for Federal income tax purposes at December 31, 1997 is $35,803,153.

A  reconciliation  of summarized  carrying value of the above  properties for the years ended December 31, 1997,  1996 and 1995 is a follows :
                                                                             1997               1996                1995
            Balance at beginning of year                                  $28,708,988        $27,292,762        $27,237,957
            Additions during the period - Improvements subse-
                equent to acquisition, net of dispositions                     93,914          1,416,226             54,805
                                                                      ----------------  -----------------    ---------------
            Balance at end of year                                        $28,802,902        $28,708,988        $27,292,762
                                                                      ================  =================    ===============
A reconciliation of summarized accumulated depreciation on the above properties for the years ended December 31, 1997, 1996 and 1995 is as follows :
                                                                             1997               1996                1995
            Balance at beginning of year                                 ($11,329,357)      ($10,381,105)       ($9,492,160)
            Current provision for depreciation                               (947,368)          (948,252)          (888,945)
                                                                      ================  =================    ===============
            Balance at end of year                                       ($12,276,725)      ($11,329,357)      ($10,381,105)
                                                                      ================  =================    ===============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

       (a-b)  Identification of Directors and Executive Officers

         The Partnership has no directors or officers. As indicated in Item 1 of this report, the Managing General Partner of the Partnership, as of December 27, 1996, is TNG Properties Inc., a Massachusetts corporation. Under the Partnership Agreement, the Managing General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the directors and executive officers of the Managing General Partner, TNG Properties Inc., are as follows as of March 18, 1998:

Name                                    Title                                                       Age
----                                    -----                                                       ---

Michael A. Stoller                      President, Chief Executive Officer and Director              41

Wilma R. Brooks                         Vice President, Treasurer and Director                       40

Barbara A. Gilman                       Vice President and Director of Management                    48

Stephen D. Puliafico                    Director                                                     42

James C. Coughlin                       Director                                                     33

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

         James C. Coughlin is a Director of the Managing General Partner. Since September, 1997 Mr. Coughlin has been Vice President of Acquisitions of The Newton Group, LLC. Mr. Coughlin is responsible for corporate finance, project finance, project acquisitions, site selection and strategic planning. From 1995 to 1997, Mr. Coughlin was a principal of Peacock Associates, a real estate consulting and financial advisory firm. From 1992 to 1995, Mr. Coughlin was a real estate finance specialist for The Berkshire Group. Mr. Coughlin received his B.A. from Stonehill College and his M.B.A. from Suffolk University. Mr. Coughlin is a licensed Massachusetts real estate broker and a candidate at Boston University's Real Estate Finance Certificate Program.

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

Such officers, directors and ten-percent security holders are also required by applicable rules to furnish the Partnership with copies of all Section 16(a) reports they file. Although the Partnership has no directors or officers, the rules promulgated under ss. 16(a) provide that, for purposes of ss. 16, officers of the Managing General Partner are considered to be officers of the Partnership. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 3, 4 or 5 were required for such persons. The Partnership believes that, during the fiscal year ended December 31, 1997, its officers and ten percent security holders complied with all Section 16(a) filing requirements applicable to such individuals.

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

       No person or group is known by the Managing General Partner to own beneficially more than 5% of the Partnership's 21,576 Units outstanding as of December 31, 1997.

       (b) Security ownership of management.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management, continued

By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The Former Associate General Partner owned 10 Units which have been be assigned, as of January 1, 1997, to the current Managing General Partner.

       (c) Changes in Control.

       None.

Item 13.  Certain Relationships and Related Transactions

       (a), (b), and (c): The managing general partner of the Partnership is TNG Properties, Inc., a Massachusetts corporation. See Note 6 to the Financial Statements of the Partnership contained in Item 8 of this report for a description of the fees and expense reimbursement paid by the Partnership to the current or former Managing General Partner and its affiliates. Directors and executive officers of TNG Properties, Inc. are identified in Item 10 of this report. During 1997, the Partnership was not involved in any transaction involving any of these directors or officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the directors or officers of the Managing General Partner, nor were any of the individuals indebted to the Partnership. Liberty LGP, formerly an affiliate of the predecessor general partners and now an affiliate of the Managing General Partner is entitled to receive certain administrative fees from the Local Limited Partnerships. At January 1, 1997 an aggregate of $113,917 in accrued and unpaid administrative fees were due to Liberty LGP from the Local Limited Partnerships. During 1997, Liberty LGP accrued $68,500 in administrative fees due from the Local Limited Partnership and received payment aggregating $60,738. At December 31, 1997 accrued and unpaid administrative fees aggregated $121,679. Liberty LGP is not entitled to interest on the accrued and unpaid amount.

                                     PART IV

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

        3.    Exhibits

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)

              See (c) below

(b)  Reports on Form 8-K

None


(c)  Index to Exhibits


Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
4.                     Instruments defining the rights of
                       security holders:

4.1                    The Amended and Restated Certificate                                  Exhibit 4.1 to the registrants Annual
                       of Limited Partnership                                                Report  on Form  10-K,  for the
                                                                                             periode nded December 31, 1995.

4.2                    First Amendment to Second Amended and                                 Exhibit 4.2 to the
                       Restated Certificate of Limited                                       registrants Annual
                       Partnership                                                           Report on Form 10-K, for the
                                                                                             period ended December 31, 1995.

*4.39                  Amended Agreement of Limited                                          Exhibit A to the
                       Partnership                                                           prospectus contained
                                                                                             in Form S-11Registration Statement
                                                                                             (File 2-90617)

4.4                    Amendment to the Amended Agreement of                                 Exhibit 4.4 to the
                       Limited Partnership (withdrawal of                                    registrants Annual
                       Liberty Real Estate Corporation and                                   Report on Form
                       Admission of TNG Properties Inc.                                      10-K, for the period
                                                                                             ended December 31,  1995.

4.5                    Amendment to the Amended Agreement of                                 Exhibit 4.5 to the registrants
                       Limited Partnership (withdrawal of LHP                                Annual Report on Form
                       Associates Limited Partnership)                                       10-K, for the period
                                                                                             ended December 31, 1995.
10.                    Material Contracts and Other Documents

10.4                   Documents Relating to Partnership
                       Interest in Surry Manor, Ltd.


*10.4 (a)              Escrow Agreement dated August 31, 1984                                Exhibit 10.4 (a)
                       between Billy P. Shadrick, Bobby Ray                                  Effective to
                       Badgett, Housing Projects, Inc. and                                   Post-Amendment No. 1
                       Liberty Housing Partners Limited                                      to Form S-11
                       Partnership.                                                          Registration Statement
                                                                                             (File 2-90617)

*10.4 (b)              Amended and Restated Certificate and                                  Exhibit 10.4 (b) to
                       Agreement of Limited Partnership of                                   Post- Effective
                       Surry Manor, Ltd.                                                     Amendment No. 1 to
                                                                                             Form S-11 Registration
                                                                                             Statement (File 2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.4 (c)              Promissory Notes dated August 31, 1984                                Exhibit 10.4 (c) to
                       from Liberty Housing Partners Limited                                 Post-Effective
                       Partnership to Billy P. Shadrick and                                  Amendment No. 1 to
                       from Liberty Housing Partners Limited                                 Form S-11 Registration
                       Partnership to Bobby Joe Davis.                                       Statement (File 2-90617)

*10.4 (d)              Purchase Money Notes dated August 31,                                 Exhibit 10.4 (d) to
                       1984 from Liberty Housing Partners to                                 Post-Effective
                       Billy P. Shadrick and from Liberty                                    Amendment No. 1 to
                       Housing Partners Limited Partnership                                  Form S-11 Registration
                       to Bobby Joe Davis.                                                   Statement (File 2-90617)

*10.4 (e)              Pledge Agreements dated August 31,                                    Exhibit 10.4 (e) to
                       1984 between Billy P. Shadrick and                                    Post-Effective
                       Liberty Housing Partners Limited                                      Amendment No. 1 to
                       Partnership and between Bobby Joe                                     Form S-11 Registration
                       Davis and Liberty Housing Partners                                    Statement (File
                       Limited Partnership.                                                  2-90617)

*10.4 (f)              Deed of Trust Note dated July 11, 1980                                Exhibit 10.4 (f) to
                       from Surry Manor, Ltd. to Highland                                    Post-Effective
                       Mortgage Company and related Deed of                                  Amendment No. 1 to
                       Trust dated July 11, 1980 among Surry                                 Form S-11 Registration
                       Manor, Ltd., James M. Tanner, and                                     Statement (File
                       Highland Mortgage Company.                                            2-90617)

*10.4 (g)              Regulatory Agreement dated July 11,                                   Exhibit 10.4 (g) to
                       1980 between Surry Manor, Ltd. and the                                Post-Effective
                       Secretary of Housing and Urban                                        Amendment No. 1 to
                       Development.                                                          Form S-11 Registration
                                                                                             Statement (File 2-90617)

*10.4 (h)              Housing Assistance Payments Contract                                  Exhibit 10.4 (h) to
                       dated April 9, 1981 between Surry                                     Post-Effective
                       Manor, Ltd. and the Secretary of                                      Amendment No. 1 to
                       Housing and Urban Development.                                        Form S-11 Registration
                                                                                             Statement (File 2-90617)
10.5                   Documents Relating to Partnership
                       Interest in Glendale Manor Apartments

*10.5 (a)              Escrow Agreement dated August 31, 1984                                Exhibit 10.5 (a) to
                       between Billy P. Shadrick, Bobby Ray                                  Post-Effective
                       Badgett, Housing Projects, Inc. and                                   Amendment No. 1 to
                       Liberty Housing Partners Limited                                      Form S-11 Registration
                       Partnership.                                                          Statement (File 2-90617)

*10.5 (b)              Amended and Restated Certificate and                                  Exhibit 10.5 (b) to
                       Agreement of Limited Partnership of                                   Post-Effective
                       Glendale Manor Apartments.                                            Amendment No. 1 to Form S-11
                                                                                             Registration Statement
                                                                                             (File 2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.5 (c)              Promissory Notes dated August 31, 1984                                Exhibit 10.5 (c) to
                       from Liberty Housing Partners Limited                                 Post-Effective
                       Partnership to Billy P. Shadrick, from                                Amendment No. 1 to
                       Liberty Housing Partners Limited                                      Form S-11
                       Partnership to Bobby Joe Davis and                                    Regis-tration
                       from Liberty Housing Partners Limited                                 Statement (File
                       Partnership to Bobby R. Badgett.                                      2-90617)

*10.5 (d)              Purchase Money Notes dated August 31,                                 Exhibit 10.5 (d) to
                       1984 from Liberty Housing Partners                                    Post-Effective
                       Limited Partnership to Billy P.                                       Amendment No. 1 to
                       Shadrick and from Liberty Housing                                     Form S-11
                       Partners Limited Partnership to Bobby                                 Registration
                       Joe Davis.                                                            Statement (File 2-90617)

*10.5 (e)              Pledge Agreements dated August 31,                                    Exhibit 10.5 (e) to
                       1984 between Billy P. Shadrick and                                    Post-Effective
                       Liberty Housing Partners Limited                                      Amendment No. 1 to
                       Partnership, between Bobby Joe Davis                                  Form S-11
                       and Liberty Housing Partners Limited                                  Regis-tration
                       Partnership and between Bobby R.                                      Statement (File
                       Badgett and Liberty Housing Partners                                  2-90617)
                       Limited Partnership.

*10.5 (f)              Mortgage Note dated April 11, 1979                                    Exhibit 10.5 (f) to
                       from Glendale Manor Apartments to                                     Post-Effective
                       Cincinnati Mortgage Corporation and                                   Amendment No. 1 to
                       related Mortgage dated April 11, 1979                                 Form S-11
                       between Glendale Manor Apartments and                                 Registration
                       Cincinnati Mortgage Corporation.                                      Statement (File  2-90617)

*10.5 (g)              Regulatory Agreement dated April 11,                                  Exhibit 10.5 (g) to
                       1979 between Glendale Manor Apartments                                Post-Effective
                       and the Secretary of Housing and Urban                                Amendment No. 1 to
                       Development.                                                          Form S-11

*10.5 (h)              Housing Assistance Payments Contract                                  Exhibit 10.5 (h) to
                       dated May 30, 1980 between Glendale                                   Post-Effective
                       Manor Apartments and the Secretary of                                 Amendment No. 1 to
                       Housing and Urban Development                                         Form S-11

10.6                   Documents Relating to Partnership
                       Interest in Fiddlers Creek Apartments

*10.6 (a)              Escrow Agreement dated September 28,                                  Exhibit 10.6 (a) To
                       1984 between Billy P. Shadrick, Bobby                                 Post-Effective
                       Ray Badgett, J. Thomas Dotson and                                     Amendment No. 1 to
                       Liberty Housing Partners Limited                                      Form S-11 Registration
                       Partnership.                                                          Statement (File 2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.6 (b)             Amended and Restated Certificate and                                    Exhibit 10.6 (b) to Post-Effective
                      Agreement of Limited Partnership of                                     Amendment No. 1 to Form S-11
                      Fiddlers Creek Apartments.                                              Registration Statement
                                                                                              (File  2-90617)

*10.6 (c)             Promissory Note form dated September                                    Exhibit 10.6 (c) to
                      28, 1984, Purchase Money Note form                                      Post Effective
                      dated September 28, 1984, Pledge                                        Amendment No. 1 to
                      Agreement form dated September 28,                                      Form S-11 Registration
                      1984 and Schedule of Promissory Notes,                                  Statement (File
                      Purchase Money Notes and Pledge                                         2-90617)
                      Agreements between Liberty Housing
                      Partners Limited Partnership and the
                      partners of Fiddlers Creek Apartments.

*10.6 (d)             Deed of Trust Note dated September 1,                                   Exhibit 10.6 (d) to
                      1975 from Fiddlers Creek Apartments to                                  Post-Effective
                      Guaranty Mortgage Company of Nashville                                  Amendment No. 1 to
                      and related Deed of Trust dated                                         Form S-11
                      September 1, 1975 between Fiddlers                                      Registration
                      Creek Apartments and Guaranty Mortgage                                  Statement (File
                      Company of Nashville.                                                   2-90617)

*10.6 (e)             Regulatory Agreement dated September                                    Exhibit 10.6 (e) to Post-Effective
                      1, 1975 between Fiddlers Creek                                          Amendment No. 1 to Form S-11
                      Apartments and the Secretary of                                         Registration Statement
                      Housing and Urban Development.                                          (File  2-90617)

10.7                  Documents Relating to Partnership
                      Interest Fuquay-Varina Homes for the
                      Elderly, Ltd.

*10.7 (a)             Escrow Agreement dated September 28,                                    Exhibit 10.7 (a) to Post-Effective
                      1984 between Billy P. Shadrick, Bobby                                   Amendment No. 1 to Form S-11
                      Ray Badgett and Liberty Housing                                         Registration Statement
                      Partners Limited  Partnership.                                          (File  2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.7 (b)             Amended and Restated Certificate and                                    Exhibit 10.7 (b) to
                      Agreement of Limited Partnership of                                     Post-Effective
                      Fuquay-Varina Homes for the Elderly,                                    Amendment No. 1 to
                      Ltd.                                                                    Form S-11 Registration
                                                                                              Statement (File 2-90617)

*10.7 (c)             Promissory Note form dated September                                    Exhibit 10.7 (c) to
                      28, 1984, Purchase Money Note form                                      Post-Effective
                      dated September 28, 1984, Pledge                                        Amendment No. 1 to
                      Agreement form dated September 28,                                      Form S-11 Registration
                      1984 and Schedule of Promissory Notes,                                  Statement (File
                      Purchase Money Notes and Pledge                                         2-90617)
                      Agreements between Liberty Housing
                      Partners Limited Partnership and the
                      partners of Fuquay-Varina Apartments.

*10.7 (d)             Deed of Trust Note dated May 23, 1977                                   Exhibit 10.7 (d) to
                      from Fuquay-Varina Homes for Elderly,                                   Post-Effective
                      Ltd. to Cincinnati Mortgage                                             Amendment No. 1 to
                      Corporation and related Deed of Trust                                   Form S-11 Registration
                      dated May 23, 1977 between                                              Statement (File
                      Fuquay-Varina Homes for the Elderly,                                    2-90617)
                      Ltd. and Cincinnati Mortgage
                      Corporation.

*10.7 (e)             Regulatory Agreement dated May 23,                                      Exhibit 10.7 (e) to Post-Effective
                      1977 between Fuquay-Varina Homes for                                    Amendment No. 1 to Form S-11
                      the Elderly, Ltd. and the Secretary of                                  Registration Statement
                      Housing and Urban Development.                                          (File 2-90617)

*10.7 (f)             Housing Assistance Payments Contract                                    Exhibit 10.7 to
                      dated May 3, 1978 between                                               Post-Effective
                      Fuquay-Varina Homes for the Elderly,                                    Amendment No. 1 to
                      Ltd. and the Secretary of Housing and                                   Form S-11 Registration
                      Urban Development.                                                      (File 2-90617)

10.8                  Documents Relating to Partnership
                      Interest in Oxford Homes for the
                      Elderly, Ltd.


Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.8 (a)             Escrow Agreement dated September 28,                                    Exhibit 10.8 (a) to Post-Effective
                      1984 between Billy P. Shadrick, Bobby                                   Amendment No. 1 to Form S-11
                      Ray Badgett and Liberty Housing                                         Registration Statement
                      Partners Limited Partnership.                                           (File 2-90617)

*10.8 (b)             Amended and Restated Certificate and                                    Exhibit 10.8 (b) to Post-Effective
                      Agreement of Limited Partnership of                                     Amendment No. 1 to Form S-11
                      Oxford Homes for the Elderly, Ltd.                                      Registration Statement (File
                                                                                              2-90617)

*10.8 (c)             Promissory Note form dated September                                    Exhibit 10.8 (c) to
                      28, 1984, Purchase Money Note form                                      Post-Effective
                      dated September 28, 1984, Pledge                                        Amendment No. 1 to
                      Agreement form dated September 28,                                      Form S-11 Registration
                      1984 and Schedule of Promissory Notes,                                  Statement (File
                      Purchase Money Notes and Pledge                                         2-90617)
                      Agreements between Liberty Housing
                      Partners Limited Partnership and the
                      partners of Oxford Homes for the Elderly, Ltd.

*10.8 (d)             Mortgage Note dated May 23, 1977 from                                   Exhibit 10.8 (d) to
                      Oxford Homes for the Elderly, Ltd. to                                   Post-Effective
                      Cincinnati Mortgage Corporation and                                     Amendment No. 1 to
                      related Mortgage dated May 23, 1977                                     Form S-11 Registration
                      between Oxford Homes for the Elderly,                                   Statement (File
                      Ltd. and Cincinnati Mortgage Corporation.                               2-90617)

*10.8 (e)             Regulatory Agreement dated May 23,                                      Exhibit 10.8 (e) to Post-Effective
                      1977 between Oxford Homes for the                                       Amendment No. 1 to
                      Elderly, Ltd. and the Secretary of                                      Form S-11 Registration
                      Housing and Urban Development.                                          Statement (File 2-90617)

*10.8 (f)             Housing Assistance Payments Contract                                    Exhibit 10.8 (f) to Post-Effective
                      dated July 3, 1978 between Oxford                                       Amendment No. 1 to Form S-11
                      Homes for the Elderly, Ltd. and the                                     Registration Statement
                      Secretary of Housing and Urban Development.                             (File 2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
10.9                  Documents Relating to Partnership
                      Interest in Williamston Homes for the
                      Elderly, Ltd.

*10.9 (a)             Escrow Agreement dated September 28,                                    Exhibit 10.9 (a) to Post-Effective
                      1984 between Billy P. Shadrick, Bobby                                   Amendment No. 1 to Form S-11
                      Ray Badgett and Liberty Housing                                         Registration Statement
                      Partners Limited Partnership.                                           (File  2-90617)

*10.9 (b)             Amended and Restated Certificate and                                    Exhibit 10.9 (b) to Post-Effective
                      Agreement of Limited Partnership of                                     Amendment No. 1 to
                      Williamston Homes for the Elderly,                                      Form S-11 Registration
                      Ltd.                                                                    Statement (File 2-90617)

*10.9 (c)             Promissory Note form dated September                                    Exhibit 10.9 (c) to
                      28, 1984, Purchase Money Note form                                      Post-Effective
                      dated September 28, 1984, Pledge                                        Amendment No. 1 to
                      Agreement form dated September 28,                                      Form S-11 Registration
                      1984 and Schedule of Promissory Notes,                                  Statement (File
                      Purchase Money Notes and Pledge                                         2-90617)
                      Agreements between Liberty Housing
                      Partners Limited Partnership and the
                      partners of Williamston Homes for the
                      Elderly, Ltd.

*10.9 (d)             Deed of Trust Note dated May 24, 1977                                   Exhibit 10.9 (d) to
                      from Williamston Homes for the                                          Post-Effective
                      Elderly, Ltd. and Cincinnati Mortgage                                   Amendment No. 1 to
                      Corporation and related Deed of Trust                                   Form S-11 Registration
                      between Williamston Homes for the                                       Statement (File
                      Elderly, Ltd. and Cincinnati Mortgage Corporation.                      2-90617)

*10.9 (e)             Regulatory Agreement dated May 24,                                      Exhibit 10.9 (e) to Post-Effective
                      1977 between Williamston Homes for the                                  Amendment No. 1 to Form S-11
                      Elderly, Ltd. and the Secretary of                                      Registration Statement
                      Housing and Urban Development.                                          (File  2-90617)

*10.9 (f)             Housing Assistance Payments Contract                                    Exhibit 10.9 (f) to
                      dated September 19, 1978 between                                        Post-Effective
                      Williamston Homes for the Elderly,                                      Amendment No. 1 to
                      Ltd. and the Secretary of Housing and                                   Form S-11 Registration
                      Urban Development.                                                      Statement (File 2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
10.10                   Documents Relating to Partnership
                        Interest in Austintown Associates

*10.10 (a)              Escrow Agreement dated October 30,                                    Exhibit 10.10 (a) to
                        1984 between James P. Manchi, Robert                                  Post-Effective
                        P. Baker, First March Realty                                          Amendment No. 1 to
                        Corporation and Liberty Housing                                       Form S-11 Registration
                        Partners Limited Partnership.                                         Statement (File 2-90617)

*10.10 (b)              Amended and Restated Certificate of                                   Exhibit 10.10 (b) to Post-Effective
                        Formation and Agreement of Limited                                    Amendment No. 1 to Form S-11
                        Partnership of Austintown Associates.                                 Registration Statement (File 2-90617)

*10.10 (c)              Promissory Note form dated October                                    Exhibit 10.10 (c) to
                        30, 1984, Purchase Money Note form                                    Post-Effective
                        dated October 30, 1984, Pledge                                        Amendment No. 1 to
                        Agreement form dated October 30, 1984                                 Form S-11 Registration
                        and Schedule of Promissory Notes,                                     Statement (File
                        Purchase Money Notes and Pledge                                       2-90617)
                        Agreements between Liberty Housing
                        Partners Limited Partnership and the
                        partners of Austintown Associates.

*10.10 (d)              Mortgage Note dated February 22, 1973                                 Exhibit 10.10 (d) to
                        from Austintown Associates to                                         Post-Effective
                        Metropolitan Mortgage Corporation of                                  Amendment No. 1 to
                        Ohio, Supplementary Mortgage Note                                     Form S-11 Registration
                        dated November, 1975 from Austintown                                  Statement (File
                        Associates to The Cleveland Trust                                     2-90617)
                        Company, Supplementary Mortgage Note
                        dated March 24, 1978 from Austintown
                        Associates to Diversified Financial &
                        Mortgage Services, Inc. and the
                        related Mortgage dated February 22,
                        1973 between Austintown Associates
                        and Metropolitan Mortgage Corporation
                        of Ohio.

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.10 (e)              Regulatory Agreement dated February                                   Exhibit 10.10 (e) to Post-Effective
                        22, 1973 between Austintown                                           Amendment No. 1 to Form S-11
                        Associates and the Secretary of                                       Registration   Statement
                        Housing and Urban Development.                                        (File 2-90617)

*10.10 (f)              Housing Assistance Payments Contracts                                 Exhibit 10.10 (f) to
                        dated December 1, 1983 and June 1,                                    Post-Effective
                        1984 between Austintown Associates                                    Amendment No. 1 to
                        and the Secretary of Housing and                                      Form S-11 Registration
                        Urban Development.                                                    Statement (File 2-90617)

10.11                   Documents Relating to Partnership
                        Interest in Meadowwood, Ltd.

*10.11 (a)              Second Amended and Restated                                           Exhibit 10.11 (a) to Post-Effective
                        Certificate and Agreement of Limited                                  Amendment No. 1 to Form S-11
                        Partnership of Meadowwood, Ltd.                                       Registration Statement (File 2-90617)

*10.11 (b)              Promissory Note form dated October                                    Exhibit 10.11 (b) to
                        30, 1984, Purchase Money Note form                                    Post-Effective
                        dated October 30, 1984, Pledge                                        Amendment No. 1 to
                        Agreement form dated October 30, 1984                                 Form S-11 Registration
                        and Schedule of Promissory Notes,                                     Statement (File
                        Purchase Money Notes and Pledge                                       2-90617)
                        Agreements between Liberty Housing
                        Partners Limited Partnership and the
                        partners of Meadowwood, Ltd.

*10.11 (c)              Promissory Notes dated October 3,                                     Exhibit 10.11 (c) to
                        1977 and October 25, 1978 from                                        Post-Effective
                        Meadowwood, Ltd. to Farmers Home                                      Amendment No. 1 to
                        Administration and related Deed to                                    Form S-11 Registration
                        Secure Debt dated October 25, 1978                                    Statement (File
                        between Meadowwood, Ltd. and Farmers                                  2-90617)
                        Home Administration.

*10.11 (d)              Farmers Home Administration Loan                                      Exhibit 10.11 (d) to Post-Effective
                        Agreement between Meadowwood, Ltd.                                    Amendment No. 1 to Form S-11
                        and Farmers Home Administration.                                      Registration Statement (File 2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.11 (e)              Interest Credit and Rental Assistance                                 Exhibit 10.11 (e) to Post-Effective
                        Agreement dated October 1, 1983                                       Amendment No. 1 to Form S-11
                        between Meadowwood, Ltd. and the                                      Registration Statement
                        Farmers Home Administration.                                          (File  2-90617)

*10.12                  Documents Relating to Partnership
                        Interest in Brierwood, Ltd.

*10.12 (a)              Second Amended and Restated                                           Exhibit 10.12 (a) to Post-Effective
                        Certificate and Agreement of Limited                                  Amendment No. 1 to Form S-11
                        Partnership of Brierwood, Ltd.                                        Registration Statement (File 2-90617)

*10.12 (b)              Promissory Note form dated October                                    Exhibit 10.12 (b) to
                        30, 1984, Purchase Money Note form                                    Post-Effective
                        dated October 30, 1984, Pledge                                        Amendment No. 1 to
                        Agreement form dated October 30, 1984                                 Form S-11 Registration
                        and Schedule of Promissory Notes,                                     Statement (File
                        Purchase Money Notes and Pledge                                       2-90617)
                        Agreements between Liberty Housing
                        Partners Limited Partnership and the
                        partners of Brierwood, Ltd.

*10.12 (c)              Promissory Note dated May 4, 1979                                     Exhibit 10.12 (c) to
                        from Brierwood, Ltd. to Farmers Home                                  Post-Effective
                        Administration and related Deed to                                    Amendment No. 1 to
                        Secure Debt dated May 4, 1979 between                                 Form S-11 Registration
                        Brierwood, Ltd. and Farmers Home Administration.                      Statement (File 2-90617)

*10.12 (d)              Farmers Home Administration Loan                                      Exhibit 10.12 (d) to Post-Effective
                        Agreement dated June 15, 1978 between                                 Amendment No. 1 to Form S-11
                        Brierwood, Ltd. and Farmers Home                                      Registration Statement
                        Administration.                                                       (File 2-90617)

*10.12 (e)              Interest Credit and Rental Assistance                                 Exhibit 10.12 (e) to Post-Effective
                        Agreement dated October 1, 1980                                       Amendment No. 1 to Form S-11
                        between Brierwood, Ltd. and the                                       Registration Statement
                        Farmers Home Administration.                                          (File  2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
10.13                   Documents Relating to Partnership
                        Interest in Pine Forest Apartments,
                        Ltd.

*10.13 (a)              Second Amended and Restated                                           Exhibit 10.13 (a) to Post-Effective
                        Certificate and Agreement of Limited                                  Amendment No. 1 to Form S-11
                        Partnership of Pine Forest                                            Registration Statement
                        Apartments, Ltd.                                                      (File 2-90617)

*10.13 (b)              Promissory Note form dated October                                    Exhibit 10.13 (b) to
                        30, 1984, Purchase Money Note form                                    Post-Effective
                        dated October 30, 1984, Pledge                                        Amendment No. 1 to
                        Agreement form dated October 30, 1984                                 Form S-11 Registration
                        and Schedule of Promissory Notes,                                     Statement (File
                        Purchase Money Notes and Pledge                                       2-90617)
                        Agreements between Liberty Housing
                        Partners Limited Partnership and the
                        partners of Pine Forest Apartments, Ltd.

*10.13 (c)              Promissory Note dated August 6, 1980                                  Exhibit 10.13 (c) to
                        from Pine Forest Apartments, Ltd. to                                  Post-Effective
                        Farmers Home Administration and                                       Amendment No. 1 to
                        related Deed to Secure Debt dated                                     Form S-11 Registration
                        August 6, 1980 between Pine Forest                                    Statement (File
                        Apartments, Ltd. and Farmers Home Administration.                     2-90617)

*10.13 (d)              Farmers Home Administration Loan                                      Exhibit 10.13 (d) to Post-Effective
                        Agreement dated May 10, 1979 between                                  Amendment No. 1 to Form S-11
                        Pine Forest Apartments, Ltd. and                                      Registration Statement
                        Farmers Home Administration.                                          (File 2-90617)

*10.13 (e)              Interest Credit and Rental Assistance                                 Exhibit 10.13 (e) to Post-Effective
                        Agreement dated June 1, 1982 between                                  Amendment No. 1 to Form S-11
                        Pine Forest Apartments, Ltd. and the                                  Registration Statement
                        Secretary of Housing and Urban Development.                           (File 2-90617)

10.14                   Documents Relating to Partnership
                        Interest in Osuna Apartments Company

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.14 (a)              Amended and Restated Certificate of                                   Exhibit 10.14 (a) to Post-Effective
                        Formation and Agreement of Limited                                    Amendment No. 2 To Form S-11
                        Partnership of Osuna Apartments                                       Registration Statement
                        Company.                                                              (File 2-90617)

*10.14 (b)              Promissory Note form dated November                                   Exhibit 10.14 (b) to
                        27, 1984, Purchase Money Note form                                    Post-Effective
                        dated November 27, 1984, Pledge                                       Amendment No. 2 to
                        Agreement dated November 27, 1984                                     Form S-11 Registration
                        between Liberty Housing Partners                                      Statement (File
                        Limited Partnership, Liberty LGP                                      2-90617)
                        Limited Partnership and the Sovereign
                        Corporation, and Schedule of
                        Promissory Notes and Purchase Money
                        Notes between Liberty Housing
                        Partners Limited Partnership and the
                        partners of Osuna Apartments Company.

*10.14 (c)              Mortgage Note dated March 5, 1974                                     Exhibit 10.14 (c) to
                        from Osuna Apartments Company to                                      Post-Effective
                        Housing America Mortgage Co., Inc.                                    Amendment No. 2 to
                        and related Mortgage dated March 5,                                   Form S-11 Registration
                        1974 from Osuna Apartments Company to                                 Statement (File
                        Housing Mortgage Co., Inc.                                            2-90617)

*10.14 (d)              Regulatory Agreement dated March 5,                                   Exhibit 10.14 (d) to Post Effective
                        1974 between Osuna Apartments Company                                 Amendment No. 2 to Form S-11
                        and the Secretary of Housing and                                      Registration Statement
                        Urban Development.                                                    (File 2-90617)

*10.14 (e)              Housing Assistance Payments Contracts                                 Exhibit 10.14 (e) to Post-Effective
                        dated August 7, 1984 between Osuna                                    Amendment No. 2 to Form S-11
                        Apartments Company and the Secretary                                  Registration Statement
                        of Housing and Urban Development.                                     (File 2-90617)

10.15                   Documents Relating to Partnership Interest in Linden
                        Park Associates Limited Partnership

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.15 (a)              Certificate and Agreement of Limited                                  Exhibit 10.15 (a) to Post-Effective
                        Partnership of Linden Park Associates                                 Amendment No. 2 to Form S-11
                        Limited Partnership.                                                  Registration Statement (File 2-90617)

*10.15 (b)              Promissory Note form dated December                                   Exhibit 10.15 (b) to
                        11, 1984, Purchase Money Note form                                    Post-Effective
                        dated December 11, 1984, Pledge                                       Amendment No. 2 to
                        Agreement dated December 11, 1984 by                                  Form S-11 Registration
                        and between Liberty LGP Limited                                       Statement (File
                        Partnership, John L. Wagner, Liberty                                  2-90617)
                        Housing Partners Limited Partnership
                        and Graham Park Venture, and Schedule
                        of Promissory Notes and Purchase
                        Money Notes between Linden Park
                        Associates Limited Partnership and
                        Graham Park Venture.

*10.15 (c)              Deed of Trust Note and related Deed                                   Exhibit 10.15 (c) to
                        of Trust both dated December 5, 1972                                  Post-Effective
                        and Allonge of January 29, 1976,                                      Amendment No. 2 to
                        Supplemental Deed of Trust both dated                                 Form S-11 Regis-
                        December 17, 1974 and Allonge of                                      tration Statement
                        January 29, 1976, and Second                                          (File 2-90617)
                        Supplemental Deed of Trust Note and
                        related Second Supplemental Deed of
                        Trust both dated January 29, 1976 all
                        documents between Graham Park Venture
                        and Loyola Federal Savings and Loan
                        Association.

*10.15 (d)              Loan Assumption Agreement dated March                                 Exhibit 10.15 (d) to Post-Effective
                        23, 1976 between Pennamco, Inc. and                                   Amendment No. 2 to Form S-11
                        Virginia Housing Development Authority.                               Registration Statement (File 2-90617)

*10.15 (e)              Regulatory Agreement dated December                                   Exhibit 10.15 (e) to Post-Effective
                        12, 1984 between Linden Park                                          Amendment No. 2 to Form S-11
                        Associates Limited Partnership and                                    Registration Statement
                        the Secretary of Housing and Urban Development.                       (File 2-90617)

Exhibit                                                                                      Page Number or Filing from
Numbers                             Description                                              which Incorporated by Reference
-------                             -----------                                              -------------------------------
*10.15 (f)              Regulatory Agreement dated January                                    Exhibit 10.15 (f) to Post-Effective
                        31, 1976 between Graham Park Venture                                  Amendment No. 2 to
                        and Virginia Housing Development                                      Form S-11 Registration  Statement
                        Authority.                                                            (File 2-90617)

10.16                   Documents Relating to Partnership
                        Interest Brierwood II, Ltd.

*10.16 (a)              Amended and Restated Certificate and                                  Exhibit 10.16 (a) to Post-Effective
                        Agreement of Limited Partnership of                                   Amendment No. 2 to Form S-11
                        Brierwood II, Ltd.                                                    Registration Statement (File 2-90617)

*10.16 (b)              Promissory Note form dated January 4,                                 Exhibit 10.16 (b) to
                        1985, Pledge Agreement form dated                                     Post-Effective
                        January 4, 1985 and Schedule of                                       Amendment No. 2 to
                        Promissory Notes and Pledge                                           Form S-11 Registration
                        Agreements between Liberty Housing                                    Statement (File
                        Partners Limited Partnership and the                                  2-90617)
                        partners of Brierwood II, Ltd.

*10.16 (c)              Promissory Note dated January 4, 1985                                 Exhibit 10.16 (c) to
                        from Brierwood II, Ltd. to Farmers                                    Post-Effective
                        Home Administration and related Deed                                  Amendment No. 2 to
                        to Secure Debt dated January 4, 1985                                  Form S-11 Registration
                        between Brierwood II, Ltd. and                                        Statement (File
                        Farmers Home Administration.                                          2-90617)

*10.16 (d)              Farmers Home Administration Loan                                      Exhibit 10.16 (d) to Post-Effective
                        Agreement dated June 30, 1983 between                                 Amendment No. 2 to Form S-11
                        Brierwood II, Ltd. and Farmers Home                                   Registration Statement
                        Administration.                                                       (File  2-90617)

*10.16 (e)              Interest Credit and Rental Assistance                                 Exhibit 10.16 (e) to Post-Effective
                        Agreement dated January 4, 1985                                       Amendment No. 2 to Form S-11
                        between Brierwood II, Ltd. and the                                    Registration  Statement
                        Farmers Home Administration.                                          (File 2-90617)


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

                                       By:    LIBERTY HOUSING PARTNERS LIMITED
                                              PARTNERSHIP
                                              (Registrant)
                                       By:    TNG Properties, Inc.,
                                              Managing General Partner



Date: 3/26/98                          By: /s/ Michael A. Stoller
                                              Michael A. Stoller
                                              President, CEO, and Director of
                                              TNG Properties, Inc.
                                              Managing General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                     Title                                   Date


                            Vice President, Treasurer
                            and Director (principal
                            financial and accounting officer)
                            of TNG Properties, Inc. Managing
                            General Partner
/s/ Wilma R. Brooks                                                   3/26/98
Wilma R. Brooks

Signature                     Title                                    Date


                            President, CEO and Director of
                            TNG Properties, Inc. Managing
                            General Partner
/s/ Michael A. Stoller                                                3/26/98
Michael A. Stoller


                            Director of TNG Properties, Inc.
                            Managing General Partner
/s/ Stephen D. Puliafico                                              3/26/98
Stephen D. Puliafico




                            Director of TNG Properties, Inc.
                            Managing General Partner
/s/ James C. Coughlin                                                 3/26/98
James C. Coughlin