Form 10-Q
period 1998-03-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1998-05-14
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended     March 31, 1998


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

                                      INDEX



                                                                        Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, March 31, 1998 and December 31, 1997            3-4

        Statements of Operations for the Three Months
          Ended March 31, 1998, and 1997                                  5

        Statements of Cash Flows for the Three Months Ended
          March 31, 1998, and 1997                                        6

        Notes to Financial Statements                                  7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           11-12

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS



                                           (Unaudited)           (Audited)
                                         March 31, 1998      December 31, 1997
                                         ---------------     -----------------

Assets

Current assets:

    Cash and cash equivalents               $  258,194           $   65,685
                                            ----------           ----------


        Total current assets                   258,194               65,685

Long-term notes and accrued interest
    receivable                                 147,440              143,485

Investments in local limited
    partnerships                             1,935,783            2,019,775
                                            ----------           ----------

        Total assets                        $2,341,417           $2,228,945
                                            ==========           ==========










                                   (continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)


                                           (Unaudited)           (Audited)
                                         March 31, 1998      December 31, 1997
                                         ---------------     -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates        $     99,774          $     75,271
    Accounts payable                            21,212                 1,410
    Accrued expense                               --                  16,000
    Accrued interest payable                   370,165               370,165
                                          ------------          ------------

        Total current liabilities              491,151               462,846

Purchase money notes                        12,167,638            11,544,195
                                          ------------          ------------
        Total liabilities                   12,658,789            12,007,041
                                          ------------          ------------

Partners' deficit:
    General partners:
        Capital contributions                    4,202                 4,202
        Capital distributions                      (28)                  (22)
        Accumulated losses                    (203,937)             (198,550)
                                          ------------          ------------
                                              (199,763)             (194,370)
                                          ------------          ------------

    Limited partners (21,576 Units):
        Capital contributions (net of
          offering costs of $1,134,440)      9,649,520             9,649,520
        Capital distributions                   (2,771)               (2,211)
        Accumulated losses                 (19,764,358)          (19,231,035)
                                          ------------          ------------
                                           (10,117,609)           (9,583,726)
                                          ------------          ------------

        Total partners' deficit            (10,317,372)           (9,778,096)
                                          ------------          ------------

        Total liabilities and partners'
           deficit                        $  2,341,417          $  2,228,945
                                          ============          ============



The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the Three Months Ended
                                                          March 31,
                                               -----------------------------
                                                   1998             1997
                                                   ----             ----
Interest income                                $  12,284        $  17,227
Expenses:
   Interest expense                              623,443          514,668
General and administrative
   expense                                        30,742           30,736
                                               ---------        ---------
Total expenses                                   654,185          545,404
                                               ---------        ---------
Loss before equity in local
   limited partnership operations               (641,901)        (528,177)
                                               ---------        ---------
Equity in income of local
   limited partnership
   investments                                   103,191           49,506
                                               ---------        ---------

                                               $(538,710)       $(478,671)
                                               =========        =========
Net loss per Limited Partnership Unit,
based on 21,576 Units outstanding in the
first three months of 1998 and 1997            $  (24.72)       $  (21.96)
                                               =========        =========



   The accompanying notes are an integral part of these financial statements.

                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                (A Massachusetts Limited Partnership)

                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                        ---------------------------
                                                                            1998           1997
                                                                            ----           ----
Cash flows from operating activities:
    Cash distributions from local limited
     partnerships                                                          $ 187,183    $ 369,947
    Cash paid for Partnership administration
     expenses                                                                 (2,437)     (30,236)
    Interest received                                                          8,329       13,216
                                                                           ---------    ---------
      Net cash provided by
           operating activities                                              193,075      352,927
                                                                           ---------    ---------

Cash Flows from financing activity:
   Capital distributions                                                        (566)        --
                                                                           ---------    ---------
      Net cash used by financing
        activity                                                                (566)        --
                                                                           ---------    ---------

Net increase in cash and
     cash equivalents                                                        192,509      352,927

Cash and cash equivalents at:
    Beginning of period                                                       65,685      163,915
                                                                           ---------    ---------
    End of period                                                          $ 258,194    $ 516,842
                                                                           =========    =========

Reconciliation of net loss to net cash provided by operating activities:

Net loss                                                                   $(538,710)   $(478,671)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Share of income of local limited
          partnership investments                                           (103,191)     (49,506)
        Cash distributions from local limited
          partnerships                                                       187,183      369,947
        Interest expense added to purchase money
          notes, net of discount amortization                                623,443      514,668
        Interest income added to long-term
          notes receivable, net of discount
          amortization, and interest received                                 (3,955)      (3,954)
        Decrease (increase) in other current assets                             --            (57)
        (Decrease) increase in:
           Accounts payable to affiliates                                     24,503          500
           Accounts payable                                                   19,802         --
           Accrued expenses                                                  (16,000)        --
                                                                           ---------    ---------

        Net cash provided by operating
           activities                                                      $ 193,075    $ 352,927
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

2.      Significant Accounting Policies

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of March 31, 1998. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1997.

3.      Investments in Local Limited Partnerships

         The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                    (Unaudited)      (Audited)
                                                      March 31,     December 31,
                                                        1998            1997
                                                    -----------     -----------

Total acquisition cost to the Partnership           $ 9,356,379     $ 9,356,379

    Additional capital contributed by the
        Partnership                                      11,425          11,425

    Partnership's share of losses of Local
        Limited Partnerships                         (3,692,377)     (3,744,473)

    Cash distributions received from Local
        Limited Partnerships                         (3,813,804)     (3,603,556)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                                74,160            --
                                                    -----------     -----------

Investments in Local Limited Partnerships          $  1,935,783     $ 2,019,775
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

         Summarized financial information from the combined statements of operations of all Local Limited Partnerships is as follows:

                                                   For the Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                       1998             1997
                                                       ----             ----

Rental and other income                             $ 1,365,510     $ 1,325,511
Expenses:
    Operating expenses                                  857,567         857,679
    Interest expense                                    253,473         258,943
    Depreciation and amortization                       244,491         242,047
                                                    -----------     -----------
      Total expenses                                  1,355,531       1,358,699
                                                    -----------     -----------

Net income(loss)                                    $     9,979     $   (33,158)
                                                    ===========     ===========

Partnership's share of net income (loss)            $     9,714     $   (32,893)
                                                    ===========     ===========

Other partners' share of net income (loss)          $       265     $      (265)
                                                    ===========     ===========

         The differences between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the three months ended March 31, 1998 and 1997 and the share of net income
(loss) in the above Summarized Statements of Operations consists of the following:

                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          1998          1997
                                                          ----          ----
Share of income in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations              $103,191        $ 49,506

Partnership's share of income (loss) in the
    above summarized Statements of Operations             9,714         (32,893)
                                                       --------        --------
        Difference                                     $ 93,477        $ 82,399
                                                       ========        ========
Partnership's unrecorded share of losses:
    Linden Park                                        $ 23,999        $ 30,398
    Brierwood Ltd.                                        7,558           2,069
    Brierwood II, Ltd.                                    1,723           1,304
    Pine Forest Apartments, Ltd.                          6,105             415
    Surry Manor                                             887          14,007
    Glendale Manor                                        2,110           2,086
                                                       --------        --------
        Subtotal unrecorded losses                       42,382          50,279

Cash Distributions
    recorded as investment income                        51,095          32,120
                                                       --------        --------
        Total                                          $ 93,477        $ 82,399
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

         Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $566 during the first three months of 1998 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

4.  Transactions with Affiliates

         During the three months ended March 31, 1998, and 1997 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                               1998           1997
                                               ----           ----
Reimbursement of Partnership
  administration expenses                    $12,003         $13,375
Partnership management fees                   12,500          12,500

         As of March 31, 1998 and December 31, 1997, accounts payable to affiliates totaling $99,774 and $75,271, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $32,003 and $20,000, respectively, and partnership management fees of $67,771 and $55,271, respectively.

                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

         Distributable Cash From Operations for the three months ended March 31, 1998, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                 $12,284

Less:  Interest income added to long-term notes
         receivable, net of discount amortization            (3,955)

       General and administrative expenses per
         Statement of Operations                            (30,742)
                                                            --------

Cash from Operations, as defined                            (22,413)
                                                            --------

Distributable Cash from Operations, as defined              $  --
                                                            ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of March 31,1998, was approximately $15,311,175. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($12,167,638 at March 31, 1998), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

         As of March 31, 1998, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equaled $2,411,664.

         At March 31, 1998, the Partnership had reserves of $71,577. This consists of cash and cash equivalents of $258,194 less accrued interest totaling $186,617 due on certain Purchase Money Notes from distributions received from the related Local Limited Partnerships.

         In 1998, the Partnership accrued interest of $11,732 on the Linden Park Associates Limited Partnership Notes held by the Partnership and received $7,777 of interest payments on these notes. As of March 31, 1998, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $243,226, prior to unamortized discount of $95,786.

Partnership Operations

         The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

         The Partnership's net loss increased to $538,710 in the first three months of 1998 from $478,671 in the first three months of 1997 primarily as a result of the increase in the Partnership's interest expense of $108,775, net of the increase in income of local limited partnership investments recognized of $53,685.

         The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income decreased $4,943 to $12,284 in the first three months of 1998 compared to $17,227 in the first three months of 1997. This decrease is attributable to lower interest payments received on the Linden Park Associates Limited Partnership Notes held by the Partnership and due to lower cash balances maintained by the Partnership.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


         The Partnership's interest expense increased to $623,443 in the first three months of 1998 from $514,668 in the first three months of 1997. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

         The Partnership's equity in income from the Local Limited Partnerships was $103,191 in the first three months of 1998 and $49,506 in the first three months of 1997. The $53,685 increase in income recognized in the first three months of 1998 is attributable to an increase of $34,710 in the Partnership's recorded share of the net income of the Local Limited Partnerships, plus an increase of $18,975 in cash distributions which would have reduced the related investment balances below zero.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IBERTY HOUSING PARTNERS LIMITED PARTNERSHIP

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


Date:  May 13, 1998