Form 10-Q
period 1998-06-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1998-08-12
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended     June 30, 1998


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

                                      INDEX



                                                                      Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, June 30, 1998 and December 31, 1997           3-4

        Statements of Operations for the Three Months
          Ended June 30, 1998, and 1997 and the Six Months
          Ended June 30, 1998 and 1997                                  5

        Statements of Cash Flows for the Six Months Ended
          June 30, 1998, and 1997                                       6

        Notes to Financial Statements                                7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         11-12

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS


                                            (Unaudited)           (Audited)
                                           June 30, 1998      December 31, 1997
                                           -------------      -----------------

Assets

Current assets:

    Cash and cash equivalents                 $   56,260        $   65,685
                                              ----------        ----------

        Total current assets                      56,260            65,685

Long-term notes and accrued interest
    receivable                                   151,394           143,485

Investments in local limited
    partnerships                               1,859,567         2,019,775
                                              ----------        ----------

        Total assets                          $2,067,221        $2,228,945
                                              ==========        ==========




                                   (continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                           BALANCE SHEETS (continued)


                                               (Unaudited)        (Audited)
                                             June 30, 1998    December 31, 1997
                                             --------------   -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Accounts payable to affiliates            $    124,273     $     75,271
    Accounts payable                                 5,375            1,410
    Accrued expense                                   --             16,000
    Accrued interest payable                       351,987          370,165
                                              ------------     ------------

        Total current liabilities                  481,635          462,846

Purchase money notes                            12,641,492       11,544,195
                                              ------------     ------------

        Total liabilities                       13,123,127       12,007,041
                                              ------------     ------------

Partners' deficit:
    General partners:
        Capital contributions                        4,202            4,202
        Capital distributions                          (28)             (22)
        Accumulated losses                        (211,322)        (198,550)
                                              ------------     ------------
                                                  (207,148)        (194,370)
                                              ------------     ------------

    Limited partners  (21,566 Units at
          June 30, 1998 and 21,576 Units
          at December 31, 1997):
        Capital contributions (net of
          offering costs of $1,134,440)          9,649,520        9,649,520
        Capital distributions                       (2,771)          (2,211)
        Accumulated losses                     (20,495,507)     (19,231,035)
                                              ------------     ------------
                                               (10,848,758)      (9,583,726)
                                              ------------     ------------

        Total partners' deficit                (11,055,906)      (9,778,096)
                                              ------------     ------------

        Total liabilities and partners'
           deficit                            $  2,067,221     $  2,228,945
                                              ============     ============


   The accompanying notes are an integral part of these financial statements.

                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                           (A Massachusetts Limited Partnership)

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                   For the Three Months Ended   For the Six Months Ended
                                            June 30,                     June 30,
                                  --------------------------    --------------------------

                                       1998           1997           1998           1997
                                       ----           ----           ----           ----

Interest income                   $     8,426    $     9,352    $    20,710    $    26,579
                                  -----------    -----------    -----------    -----------
Expenses:
  Interest expense                    642,294        538,074      1,265,737      1,052,742
  General and administrative
    expense                            28,450         36,420         59,192         67,156
                                  -----------    -----------    -----------    -----------
Total expenses                        670,744        574,494      1,324,929      1,119,898
                                  -----------    -----------    -----------    -----------
Loss before equity in local
  limited partnership operations     (662,318)      (565,142)    (1,304,219)    (1,093,319)
Equity in income (loss) of
  local limited partnership
  investments                         (76,216)        35,354         26,975         84,860
                                  -----------    -----------    -----------    -----------

Net Loss                          $  (738,534)   $  (529,788)   $(1,277,244)   $(1,008,459)
                                  ===========    ===========    ===========    ===========
Basic net loss per Limited
  Partnership Unit                $    (33.90)   $    (24.31)   $    (58.62)   $    (46.27)
                                  ===========    ===========    ===========    ===========

Units used in computing basic
  net loss per Limited                 21,566         21,576         21,571         21,576
  Partnership Unit                ===========    ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                           LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                               (A Massachusetts Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                       ---------------------------
                                                                            1998          1997
                                                                            ----          ----
Cash flows from operating activities:
  Cash distributions from local limited
    partnerships                                                       $   187,183    $   369,947
  Interest payments on purchase money notes                               (186,617)      (369,947)
  Cash paid for Partnership administration
    expenses                                                               (22,225)       (90,393)
  Interest received                                                         12,800         18,653
                                                                       -----------    -----------
    Net cash used in
      operating activities                                                  (8,859)       (71,740)
                                                                       -----------    -----------

Cash Flows from financing activity:
  Capital distributions                                                       (566)          --
                                                                       -----------    -----------
  Net cash used by financing
    activity                                                                  (566)          --
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                                   (9,425)       (71,740)

Cash and cash equivalents at:
  Beginning of period                                                       65,685        163,915
                                                                       -----------    -----------
  End of period                                                        $    56,260    $    92,175
                                                                       ===========    ===========

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                               $(1,277,244)   $(1,008,459)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Share of income of local limited
      partnership investments                                              (26,975)       (84,860)
    Cash distributions from local limited
      partnerships                                                         187,183        369,947
    Interest expense added to purchase money
      notes, net of discount amortization                                1,097,297        590,410
    Interest income added to long-term
      notes receivable, net of discount
      amortization, and interest received                                   (7,909)        (7,909)
    Increase in other current assets                                          --              (17)
    (Decrease) increase in:
       Accrued interest payable                                            (18,178)        92,385
       Accounts payable to affiliates                                       49,002        (11,500)
       Accounts payable                                                      3,965          3,863
       Accrued expenses                                                    (16,000)       (15,600)
                                                                       -----------    -----------

    Net cash used in operating
      activities                                                       $    (8,859)   $   (71,740)
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

2.      Significant Accounting Policies

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of June 30, 1998. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1997.

3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                             (Unaudited)          (Audited)
                                               June 30,          December 31,
                                                 1998                1997
                                             -----------         ------------

Total acquisition cost to the Partnership    $ 9,356,379         $ 9,356,379

    Additional capital contributed by the
        Partnership                               11,425              11,425

    Partnership's share of losses of Local
        Limited Partnerships                  (3,768,593)         (3,744,473)

    Cash distributions received from Local
        Limited Partnerships                  (3,790,739)         (3,603,556)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                         51,095                --
                                             -----------         -----------

Investments in Local Limited Partnerships    $ 1,859,567         $ 2,019,775
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                              For the Six Months Ended
                                                       June 30,
                                             --------------------------
                                                 1998            1997
                                                 ----            ----

Rental and other income                      $ 2,731,973    $ 2,720,631
Expenses:
    Operating expenses                         1,884,244      1,730,564
    Interest expense                             506,946        517,885
    Depreciation and amortization                488,655        483,766
                                             -----------    -----------
        Total expenses                         2,879,845      2,732,215
                                             -----------    -----------

Net income(loss)                             $  (147,872)   $   (11,584)
                                             ===========    ===========

Partnership's share of net income (loss)     $  (146,643)   $   (11,223)
                                             ===========    ===========

Other partners' share of net income (loss)   $    (1,229)   $      (361)
                                             ===========    ===========

         The differences between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the six months ended June 30, 1998 and 1997 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                For the Six Months Ended
                                                       June 30,
                                                ------------------------
                                                  1998          1997
                                                ---------    ---------
Share of income in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations       $  26,975    $  84,860

Partnership's share of income (loss) in the
    above summarized Statements of Operations    (146,643)     (11,223)
                                                ---------    ---------
        Difference                              $ 173,618    $  96,083
                                                =========    =========
Partnership's unrecorded share of losses:
    Linden Park                                 $  44,297    $  27,486
    Brierwood Ltd.                                 12,989        9,711
    Brierwood II, Ltd.                              3,416        3,023
    Pine Forest Apartments, Ltd.                   13,066        9,614
    Surry Manor                                    30,733       14,129
    Glendale Manor                                 18,022         --
                                                ---------    ---------
        Subtotal unrecorded losses                122,523       63,963

Cash Distributions
    recorded as investment income                  51,095       32,120
                                                ---------    ---------
        Total                                   $ 173,618    $  96,083
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

         Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $566 during the first six months of 1998 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

4.  Transactions with Affiliates

         During the six months ended June 30, 1998, and 1997 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                          1998      1997
                                          ----      ----
Reimbursement of Partnership
  administration expenses               $24,026   $29,176
Partnership management fees              25,000    25,000

        As of June 30, 1998 and December 31, 1997, accounts payable to affiliates totaling $124,273 and $75,271, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $44,002 and $20,000, respectively, and partnership management fees of $80,271 and $55,271, respectively.

                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the six months ended June 30, 1998, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                   $ 20,710

Less:  Interest income added to long-term notes
         receivable, net of discount amortization               (7,909)

       General and administrative expenses per
         Statement of Operations                               (59,192)
                                                              --------
Cash from Operations, as defined                               (46,391)
                                                              --------

Distributable Cash from Operations, as defined                $   --
                                                              ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of June 30,1998, was approximately $15,338,599. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($12,641,492 at June 30, 1998), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

       As of June 30, 1998, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equaled $2,412,743.

       At June 30, 1998, the Partnership had reserves of $56,260 in cash and cash equivalents. Accrued interest totaling $186,617 due on certain Purchase Money Notes from distributions received from the related Local Limited Partnerships was distributed in the second quarter of 1998.

         In 1998, the Partnership accrued interest of $19,475 on the Linden Park Associates Limited Partnership Notes held by the Partnership and received $11,566 of interest payments on these notes. As of June 30, 1998, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $243,347, prior to unamortized discount of $91,953.

Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

       The Partnership's net loss increased to $1,277,244 in the first six months of 1998 from $1,008,459 in the first six months of 1997 primarily as a result of the increase in the Partnership's interest expense of $212,995, and the decrease in income of local limited partnership investments recognized of $57,885.

         The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long term notes receivable. Total interest income decreased $5,869 to $20,710 in the first six months of 1998 compared to $26,579 in the first six months of 1997. This decrease is attributable to lower cash balances maintained by the Partnership and lower interest payments received on the Linden Park Associates Limited Partnership Notes held by the Partnership.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


         The Partnership's interest expense increased to $1,265,737 in the first six months of 1998 from $1,052,742 in the first six months of 1997. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

         The Partnership's equity in income from the Local Limited Partnerships was $26,975 in the first six months of 1998 and $84,860 in the first six months of 1997. The $57,885 decrease in income recognized in the first six months of 1998 is attributable to an increase of $76,859 in the Partnership's recorded share of the net loss of the Local Limited Partnerships, net of an increase of $18,975 in cash distributions which would have reduced the related investment balances below zero. The increase in net loss of the Local Limited Partnerships is attributable principally to an increase in the expenses for repairs at certain of the Local Limited Partnerships.

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


Date: August 10, 1998