Form 10-Q
period 1998-09-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1998-11-13
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
 Act of 1934


For the period ended     September 30, 1998


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

                            Exhibits Index on Page 14

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX



                                                                      Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, September 30, 1998 and December 31, 1997      3-4

        Statements of Operations for the Three Months
          Ended September 30, 1998, and 1997 and the Nine Months
          Ended September 30, 1998 and 1997                             5

        Statements of Cash Flows for the Nine Months Ended
          September 30, 1998, and 1997                                  6

        Notes to Financial Statements                                7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         11-13

Part II:  Other Information

Item 6.  Exhibits and Reports on Form 8-K                              14

                       LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                           (A Massachusetts Limited Partnership)

                                      BALANCE SHEETS


                                                (Unaudited)              (Audited)
                                             September 30, 1998       December 31, 1997
                                             ------------------       -----------------

Assets

Current assets:

  Cash and cash equivalents                    $     52,228              $     65,685
                                               ------------              ------------


     Total current assets                            52,228                    65,685

Long-term notes and accrued interest
  receivable                                        155,348                   143,485

Investments in local limited
  partnerships                                    1,905,259                  2,019,77
                                               ------------              ------------
     Total assets                              $  2,112,835              $  2,228,945
                                               ============              ============


                                  (continued)

                       LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                           (A Massachusetts Limited Partnership)

                                BALANCE SHEETS (continued)

                                                (Unaudited)              (Audited)
                                             September 30, 1998       December 31, 1997
                                             ------------------       -----------------
Liabilities and Partners' Deficit

Current liabilities:
  Accounts payable to affiliates               $    148,773              $     75,271
  Accounts payable                                    6,651                     1,410
  Accrued expense                                      --                      16,000
  Accrued interest payable                          351,987                   370,165
                                               ------------              ------------

     Total current liabilities                      507,411                   462,846

Purchase money notes                             13,328,867                11,544,195
                                               ------------              ------------

     Total liabilities                           13,836,278                12,007,041
                                               ------------              ------------

Partners' deficit:
  General partners:
     Capital contributions                            4,202                     4,202
     Capital distributions                              (28)                      (22)
     Accumulated losses                            (217,997)                 (198,550)
                                               ------------              ------------
                                                   (213,823)                 (194,370)
                                               ------------              ------------

  Limited partners (21,566 Units at
       September  30, 1998 and 21,576 Units
       at December 31, 1997):
     Capital contributions (net of
       offering costs of $1,134,440)              9,649,520                 9,649,520
     Capital distributions                           (2,771)                   (2,211)
     Accumulated losses                         (21,156,369)              (19,231,035)
                                               ------------              ------------
                                                (11,509,620)               (9,583,726)
                                               ------------              ------------

     Total partners' deficit                    (11,723,443)               (9,778,096)
                                               ------------              ------------

     Total liabilities and partners'
       deficit                                 $  2,112,835              $  2,228,945
                                               ============              ============




   The accompanying notes are an integral part of these financial statements.



                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                           (A Massachusetts Limited Partnership)

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                   For the Three Months Ended   For the Nine Months Ended
                                        September 30,                  September 30,
                                  ---------------------------   -------------------------
                                      1998           1997           1998           1997
                                  -----------    -----------    -----------    -----------

Interest income                   $     7,051    $    11,082    $    27,761    $    37,661
                                  -----------    -----------    -----------    -----------

Expenses:

  Interest expense                    687,377        568,723      1,953,114      1,621,465

  General and administrative
    expense                            32,903         33,250         92,095        100,407
                                  -----------    -----------    -----------    -----------

Total expenses                        720,280        601,973      2,045,209      1,721,872
                                  -----------    -----------    -----------    -----------

Loss before equity in local
 limited partnership operations      (713,229)      (590,891)    (2,017,448)    (1,684,211)

Equity in income of
 Local limited partnership
 Investments                           45,692        124,227         72,667        209,087
                                  -----------    -----------    -----------    -----------


Net Loss                          $  (667,537)   $  (466,664)   $(1,944,781)   $(1,475,124)
                                  ===========    ===========    ===========    ===========

Basic net loss per Limited
 Partnership Unit
                                  $    (30.64)   $    (21.41)   $    (89.26)   $    (67.69)
                                  ===========    ===========    ===========    ===========


Units used in computing basic
 net loss per Limited                  21,566         21,576         21,569         21,576
 Partnership Unit                 ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                        1998           1997
                                                        ----           ----

Cash flows from operating activities:
  Cash distributions from local limited
     partnerships                                  $   187,183    $   369,947
  Interest payments on purchase money notes           (186,617)      (369,947)
  Cash paid for Partnership administration
     expenses                                          (29,353)      (120,710)
  Interest received                                     15,896         25,829
                                                   -----------    -----------
      Net cash used in
        operating activities                           (12,891)       (94,881)
                                                   -----------    -----------

Cash Flows from financing activity:
  Capital distributions                                   (566)          --
                                                   -----------    -----------
      Net cash used by financing
        activity                                          (566)          --
                                                   -----------    -----------

Net decrease in cash and cash equivalents              (13,457)       (94,881)

Cash and cash equivalents at:
  Beginning of period                                   65,685        163,915
                                                   -----------    -----------
  End of period                                    $    52,228    $    69,034
                                                   ===========    ===========


Reconciliation of net loss to net cash used in operating activities:

Net loss                                           $(1,944,781)   $(1,475,123)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Share of income of local limited
       partnership investments                         (72,667)      (209,087)
     Cash distributions from local limited
       partnerships                                    187,183        369,947
     Interest expense added to purchase money
       notes, net of discount amortization           1,784,672      1,159,132
     Interest income added to long-term
       notes receivable, net of discount
       amortization, and interest received             (11,863)       (11,863)
     Decrease in other current assets                     --               31
     (Decrease) increase in:
        Accrued interest payable                       (18,178)        92,385
        Accounts payable to affiliates                  73,502         (7,495)
        Accounts payable                                 5,241          2,792
        Accrued expenses                               (16,000)       (15,600)
                                                   -----------    -----------

     Net cash used in operating
       activities                                  $   (12,891)   $   (94,881)
                                                   ===========    ===========



    The accompanying notes are an integral part of hese financial statements.

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


2.      Significant Accounting Policies

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of September 30, 1998. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1997.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                              (Unaudited)       (Audited)
                                              September 30,    December 31,
                                                  1998            1997
                                              -------------  --------------

Total acquisition cost to the Partnership     $ 9,356,379    $ 9,356,379

    Additional capital contributed by the
        Partnership                                11,425         11,425

    Partnership's share of losses of Local
        Limited Partnerships                   (3,722,901)    (3,744,473)

    Cash distributions received from Local
        Limited Partnerships                   (3,790,739)    (3,603,556)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                          51,095           --
                                              -----------    -----------

Investments in Local Limited Partnerships     $ 1,905,259    $ 2,019,775
                                              ===========    ===========




                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:
                                             For the Nine Months Ended
                                                   September 30,
                                            ----------------------------
                                                 1998           1997
                                                 ----           ----

Rental and other income                      $ 4,109,287    $ 4,335,015
Expenses:
    Operating expenses                         2,763,207      2,733,215
    Interest expense                             760,419        776,828
    Depreciation and amortization                733,473        726,139
                                             -----------    -----------
      Total expenses                           4,257,099      4,236,182
                                             -----------    -----------

Net income(loss)                             $  (147,812)   $    98,833
                                             ===========    ===========

Partnership's share of net income (loss)     $  (146,200)   $    98,750
                                             ===========    ===========

Other partners' share of net income (loss)   $    (1,612)   $        83
                                             ===========    ===========

        The differences between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the nine months ended September 30, 1998 and 1997 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                For the Nine Months Ended
                                                       September 30,
                                                -------------------------
                                                    1998        1997
                                                    ----        ----
Share of income in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations       $  72,667    $ 209,087

Partnership's share of income (loss) in the
    above summarized Statements of Operations    (146,200)      98,750
                                                ---------    ---------
        Difference                              $ 218,867    $ 110,337
                                                =========    =========
Partnership's unrecorded share of losses:
    Linden Park                                 $  60,819    $  36,666
    Brierwood Ltd.                                 23,720       14,061
    Brierwood II, Ltd.                              5,528        3,967
    Pine Forest Apartments, Ltd.                   18,692       17,703
    Surry Manor                                    38,360       15,595
    Glendale Manor                                 20,653         --
                                                ---------    ---------
        Subtotal unrecorded losses                167,772       87,992

Cash Distributions
    recorded as investment income                  51,095       22,345
                                                ---------    ---------

        Total                                   $ 218,867    $ 110,337
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

         Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $566 during the first nine months of 1998 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

4.  Transactions with Affiliates

         During the nine months ended September 30, 1998, and 1997 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                           1998           1997
                                           ----           ----
Reimbursement of Partnership
  administration expenses                $36,136        $45,004
Partnership management fees               37,500         37,500

        As of September 30, 1998 and December 31, 1997, accounts payable to affiliates totaling $148,773 and $75,271, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $56,002 and $20,000, respectively, and partnership management fees of $92,771 and $55,271, respectively.



                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the nine months ended September 30, 1998, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations         $ 27,761

Less:  Interest income added to long-term notes
         receivable, net of discount amortization    (11,863)

       General and administrative expenses per
         Statement of Operations                     (92,095)

Cash from Operations, as defined                     (76,197)
                                                    --------

Distributable Cash from Operations, as defined      $   --
                                                    ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of September 30,1998, was approximately $15,534,461. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($13,328,867 at September 30, 1998), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

       As of September 30, 1998, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equaled $2,423,205.

       At September 30, 1998, the Partnership had reserves of $52,228 in cash and cash equivalents. Accrued interest totaling $186,617 due on certain Purchase Money Notes from distributions received from the related Local Limited Partnerships was distributed in the second quarter of 1998.

         In 1998, the Partnership accrued interest of $26,163 on the Linden Park Associates Limited Partnership Notes held by the Partnership and received $14,300 of interest payments on these notes. As of September 30, 1998, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $244,524, prior to unamortized discount of $89,176.

         Through the Multifamily Assisted Housing Restructuring and Affordability Act of 1997 (MAHRAA), the availability of US Government subsidies has been significantly reduced and restructured. Under the new assistance program, the Federal Government has moved away from project based subsidies to tenant vouchers. One year extensions are being granted under the existing subsidy program, however, the approved rent amount may be adjusted down based on local fair market rent levels. With this change in approach, the value of the portfolio is expected to be adversely impacted.

         The Purchase Money notes outstanding for eleven of the thirteen properties held in this portfolio start to become due in September 1999. The principal and accrued interest due cannot be realized or supported by the current value of most, if not all of the respective property(ies), through either a sale or refinancing.

         The Partnership continues to explore options for resolving the Purchase Money Notes. In connection with these efforts the partnership engaged the General Partner of Linden Park Associates Limited Partnership to assist with the workout or liquidation of the Partnership's portfolio. The terms of the engagement provide for the payment of certain fees and expenses. It is contemplated that these fees and expenses will be paid from the principal and interest from the Linden Park Associates Limited Partnership notes held by the Partnership. If the workout or liquidation of the entire portfolio is successfully completed the Partnership's entire interest in these notes will have been exhausted.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

       In addition, the Partnership has granted the Linden Park General Partner an option to acquire the Partnership's interest in Linden Park Associates Limited Partnership over the next three and one-half years at a purchase price of $400,000 for the next eighteen months and increasing by $100,000 each year thereafter.

Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

       The Partnership's net loss increased to $1,944,781 in the first nine months of 1998 from $1,475,124 in the first nine months of 1997 primarily as a result of the increase in the Partnership's interest expense of $331,649, and the decrease in income of local limited partnership investments recognized of $136,420.

         The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long-term notes receivable. Total interest income decreased $9,990 to $27,761 in the first nine months of 1998 compared to $37,661 in the first nine months of 1997. This decrease is attributable to lower cash balances maintained by the Partnership and lower interest payments received on the Linden Park Associates Limited Partnership Notes held by the Partnership.

         The Partnership's interest expense increased to $1,953,114 in the first nine months of 1998 from $1,621,465 in the first nine months of 1997. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

       The Partnership's equity in income from the Local Limited Partnerships was $72,667 in the first nine months of 1998 and $209,087 in the first nine months of 1997. The $136,420 decrease in income recognized in the first nine months of 1998 is attributable to: a decrease of $244,950 in net income from the combined statements of operations of all Local Limited Partnerships; net of an increase in unrecorded loss of $79,780 and an increase in cash distributions recognized as investment income of $28,750. The decrease in net income of the Local Limited Partnerships is attributable to a decrease in revenue recognized by one of the Local Limited Partnerships, which had received insurance proceeds in connection with an insured loss in 1997, but had not yet incurred all of the expenses of repairs.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


         The Year 2000 issue may effect the Partnership's operations as a result of issues arising from systems and services utilized by the Managing General Partner or by various Local Limited Partnerships. The Managing General Partner has inventoried its systems and equipment that may require correction for Year 2000 issues. Management believes that the principal software systems which are critical to the Partnership's operation have been updated with Year 2000 versions. Certain personal computers, hardware and other imbedded systems require update in order to be rendered Year 2000 compliant. The Managing General Partner is presently soliciting bids for this remediation work and expects that it will be completed by the second quarter of 1999. The Partnership will assess the Year 2000 readiness and contingency plans of the Local Limited Partnerships in connection with its year end audit.

         The Partnership does not expect to bear any part of the costs of the Managing General Partner's Year 2000 compliance. The Local Limited Partnerships may bear some or all of the costs of Year 2000 compliance efforts relating to systems on which the Local Limited Partnerships depend. To the extent that the Local Limited Partnerships bear such costs, such costs might have a material adverse effect on the income of the Local Limited Partnerships.

         The Partnership does not expect that any failure of the Managing General Partnership's systems on which it depends to be Year 2000 compliant would have a material adverse effect on the Partnership. However, the failure of systems on which a Local Limited Partnership depends could result in adverse effects, including the failure to properly account for and process income and expenses and the failure to properly operate the property. The Partnership cannot presently predict whether such effects would have a material and adverse effect on the Local Limited Partnerships, and as a result, the Partnership.

                                     PART II

Item 6. Exhibits and reports on Form 8-K.

       The following exhibits are included with this report:

Exhibit Number    Description
--------------    -----------

  10.17           Letter  agreement  with  John  Wagner   regarding   consulting
                  services in connection with the liquidation or workout of the Partnership's portfolio.

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


Date:  November 12, 1998