Form 10-K405
period 1998-12-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1999-03-30
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the transition period from                     to

Commission file number  0-13520

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          Massachusetts                                     04-2828131
  (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                 100 Second Avenue, Needham, Massachusetts     02494
                 (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code  (781) 444-5251

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

                        Exhibits Index on Pages: 128-141

                                     PART I

Item 1.  Business

        The Registrant, Liberty Housing Partners Limited Partnership (the "Partnership"), is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on March 20, 1984. Until December 27, 1995, the general partners in the Partnership consisted of Liberty Real Estate Corporation, the managing general partner (the "Former Managing General Partner"), LHP Associates Limited Partnership, the associate general partner (the "Former Associate General Partner") and, together with the Former Managing General Partner, (the "Former General Partners"). On December 27, 1995, the Former General Partners withdrew from the Partnership and TNG Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), was admitted to the Partnership as a substitute general partner with an interest equivalent to the aggregate interests of the Former General Partners.

        The units of Limited Partnership Interest ("Units") were offered and sold commencing July 13, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering and sale of 21,616 units was completed on July 12, 1985. During 1995, the Partnership recorded as cancelled and no longer outstanding 40 units which were formally abandoned by the holders. During 1998 an additional 10 units were abandoned.

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

As a result of these interest accrual and payment provisions, each Purchase Money Note will require a substantial balloon payment at maturity. The payment of each Purchase Money Note is secured by a pledge of the Partnership's interest in the Local Limited Partnership to which the note relates. The Purchase Money Notes had original terms of 15 to 17 years and mature at varying dates during 1999, 2000 and 2001. Additional information concerning the Purchase Money Notes is set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations." One of the two Local Limited Partnerships in which the Partnership acquired its interest for cash issued purchase money notes in connection with the purchase of its housing complex. Such notes have terms which are substantially identical to those of the Purchase Money Notes, and are secured by a pledge by all of the partners in such Local Limited Partnership (including the Partnership) of their respective partnership interests therein. See the table under Item 2 (Properties) below.

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

        The Partnership's investments are and will continue to be subject to various risks, including the following:

(1) The risk that Partnership funds will not be sufficient to enable the Partnership to pay its debts and obligations. Among the Partnership's liabilities are the Purchase Money Notes. Such notes do not require payments during their term, except to the extent of cash distributions from the Local Limited Partnerships, but will require substantial balloon payments at maturity. The Partnership does not expect to have funds sufficient to repay such notes at maturity. See Item 7.

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


The Partnership has engaged the General Partner of Linden Park Associates Limited Partnership to assist with the workout or liquidation of the Partnership's Purchase Money Note ("PMN") debt and the Local Limited Partnership interest which serves as collateral for the PMN. The terms of the engagement provide for the payment of certain fees and expenses. It is contemplated that these fees and expenses will be paid from the principal and interest from the Linden Park Associates Limited Partnership notes held by the Partnership. If the workout or liquidation of the entire portfolio is successfully completed the Partnership's entire interest in these notes will have been exhausted. Through February 28, 1999 expenses aggregating $7,560 have been paid out of the interest earnings on these notes.

        Management presently expects that the indebtedness of the Fiddlers Creek and Linden Park Partnerships will be refinanced. In connection with these refinancings, it is anticipated that the management of the Fiddlers Creek project will use $494,950 of the proceeds and the management of the Linden Park project will use $396,000 of the proceeds, respectively, to acquire the Partnership's interest in those projects. The acquisitions would include assumption of the Partnership's obligations for the related Purchase Money Notes ("PMN"). Management presently expects these transactions to close in the second quarter of 1999, although no assurance may be given that the transactions will ultimately be consummated.

        Management is currently in negotiation with the general partner of the Glendale Manor, Surry Manor, Oxford Homes, Williamston Homes and Fuquay Varina partnerships regarding the extension of the PMN's relating to the Partnership's investments in these five projects. Management has proposed a five year extension of the PMN's relating to the Osuna Apartments project to the holders of these notes. No assurance may be given that the Partnership will be able to secure extensions of the terms of any of these PMN's.

Item 2. Properties

        The Partnership owns limited partnership interests in 13 Local Limited Partnerships, each of which owns the fee interest in a government-assisted residential multi-family rental-housing complex. The following table reflects:
(1) the name of each of the Local Limited Partnerships and the percentage of the total interests in the Local Limited Partnership represented by the Partnership's interest; (2) the date on which the Partnership acquired each of such interests; (3) the consideration paid for each interest, (including purchase money notes); (4) the original principal amount, the aggregate amount of the principal and accrued and unpaid interest outstanding as of December 31, 1998, and the maturity date of the Purchase Money Notes relating to each interest; (5) the Partnership's share of the mortgage indebtedness of each Local Limited Partnership; (6) the size and the location of the housing project owned by each Local Limited Partnership; and (7) the government program pursuant to which the complex receives assistance and the number of housing units in the project receiving such assistance.

        More detailed information related to the properties owned by the Local Limited Partnerships, including their respective amounts of mortgage indebtedness is included in Schedule III, Real Estate and Accumulated Depreciation and included in Item 8. It is unlikely that operating cash flows from the Local Limited Partnerships will generate any distributions to investors in the Partnership, because in nearly all cases, the Partnership's share of operating cash flows from the properties owned by the Local Limited Partnerships must be applied to repayment of accrued interest and principal on the related Purchase Money Notes.


                                                         Item 2. Properties

                                                        Purchase Money Notes
                                                 ----------------------------------
                                                               Unpaid
                                                              Principal                     At Acquisition
                                      Total                      and                    -----------------------
    Name/Percentage      Interest    Acquisi-     Original     Interest                  LHPLP         Total
  Ownership of Local    Acquisiton    tion       Principal      as of       Maturity    Share of      Invested
  Limited Partnership      Date       Cost       Amount(A)     12/31/98       Date      Local Debt    Assets (C)
----------------------- ----------   --------    ---------    ---------     --------    ----------    ----------
98% interests are owned
in the following Local
Limited Partnerships(B):
1 Glendale Manor         8/31/84     $810,000     $450,000      $609,482    8/29/2000     $929,000    $1,739,000
  Apartments


2 Surry Manor, Ltd.      8/31/84      740,000      360,000       698,512     7/9/2001    1,006,000     1,746,000



3 Oxford Homes           9/28/84    1,004,000      644,000       883,452    9/28/1999      653,000     1,657,000
  for the Elderly, Ltd.


4 Williamston            9/28/84    1,064,000      664,000       783,167    9/28/1999      649,000     1,713,000
  Homes for the
  Elderly, Ltd.

5 Fuquay-Varina          9/28/84    1,118,000      707,000       737,549    9/28/1999      822,000     1,940,000
  Homes for the
  Elderly, Ltd.

6 Fiddlers Creek         9/28/84    2,876,000    1,750,000     3,072,656    9/28/1999    2,396,000     5,272,000
  Apartments


7 Austintown            10/30/84    3,081,000    1,600,000     3,479,213   10/30/1999    3,635,000     6,716,000
  Associates


8 Osuna Apartments      11/30/84    2,042,000    1,300,000     2,819,435   11/27/1999    1,527,000     3,569,000
  Company


9 Linden Park           12/06/84    2,997,000    1,800,000     2,419,434   12/11/1999    3,359,000     6,356,000
  Associates
  Limited Partnership
                                    Description of Apartment Complex
    Name/Percentage         -----------------------------------------------
  Ownership of Local                        Geographic       Government
  Limited Partnership        Size           Location      Assistance (D)
-----------------------      -----         ----------     --------------
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

6 Fiddlers Creek            160 Units     Winston-Salem, 221(d)(4)
  Apartments                126,900 SF     NC
                            15 Acres

7 Austintown                200 Units     Austintown,    236 HUD
  Associates                189,200 SF       OH          100% Section 8  (E)
                            20 Acres

8 Osuna Apartments          110 Units     Albuquerque,   236 HUD
  Company                   97,400 SF       NM           Section 8, (E)
                            7.3 Acres                    22 Units

9 Linden Park               198 Units     Triangle,      221(d)(4)
  Associates                164,327 SF      VA           VA Housing
  Limited Partnership       10 Acres                     Development
                                                         Authority Interest
                                                         Subsidy

                                                             (Continued)

Item 2. Properties, continued

                                                        Purchase Money Notes
                                                 ----------------------------------
                                                               Unpaid
                                                              Principal                     At Acquisition
                                      Total                      and                    -----------------------
    Name/Percentage      Interest    Acquisi-     Original     Interest                  LHPLP         Total
  Ownership of Local    Acquisiton    tion       Principal      as of       Maturity    Share of      Invested
  Limited Partnership      Date       Cost       Amount(A)     12/31/98       Date      Local Debt    Assets (C)
----------------------- ----------   --------    ---------    ---------     --------    ----------    ----------
94% interests are owned
in the following Local
Limited Partnerships(B):

10 Pine Forest          10/29/84      736,000      350,000       765,340   10/30/1999    1,190,000     1,926,000
   Apartments, Ltd.


11 Brierwood, Ltd.      10/29/84      563,000      270,000       598,962   10/30/1999      838,000     1,401,000



12 Meadowwood, Ltd.     10/29/84    1,001,000      610,000     1,370,985   10/30/1999    1,004,000     2,005,000



13 Brierwood II, Ltd.   01/25/85      101,000                                              351,000       452,000




                                  -----------  -----------   -----------               -----------   -----------
   Total Acquisitions             $18,133,000  $10,505,000   $18,238,187               $18,359,000   $36,492,000
                                  ===========  ===========   ===========               ===========   ===========


                                    Description of Apartment Complex
    Name/Percentage         -----------------------------------------------
  Ownership of Local                        Geographic      Government
  Limited Partnership        Size           Location      Assistance (D)
-----------------------      -----         ----------     --------------
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

      The total of principal  and accrued and unpaid  interest  outstanding  at December 31, 1998 on the Purchase  Money Notes is as
      follows:

                                    Principal         Interest          Total
                                   -----------      -----------      -----------
      Obligation of:
        The Partnership            $ 8,705,000      $ 7,113,753      $15,818,753
        Linden Park                  1,800,000          619,434        2,419,434
                                   -----------      -----------      -----------
                                   $10,505,000      $ 7,733,187      $18,238,187
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

 (D)  Government Assistance:
      221(d)(4):   Mortgage is insured by HUD
      Section 8:   Rental Assistance from HUD for low income or elderly housing
      515 RHS:     Mortgage financing  and interest  subsidies from RHS pursuant to Section 515 of the Housing Act of 1949
      521 RHS:     Rental assistance from RHS pursuant to Section 521 of the Housing  Act of  1949
      236 HUD:     Mortgage insurance and interest subsidies from HUD

 (E) Section 8 rental assistance contracts expire as follows:
     Glendale Manor Apartments                             05/2000
     Surry Manor, Ltd.                                     07/2000
     Oxford Homes for the Elderly, Ltd.                    06/1999
     Williamston Homes for the Elderly, Ltd.               09/1999
     Fuquay-Varina Homes for the Elderly, Ltd.             05/1999
     Austintown Associates                                 05/1999, 10/1999
     Osuna Apartments Company                              08/1999


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

        (b)  Holders.

        As of March 4, 1999, there were 997 holders of record of the 21,566 Units outstanding.

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

Item 6.  Selected Financial Data

        The following table sets forth-selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report. Amounts are expressed in thousands with the exception of per Unit calculations.

                                     For the Years Ended December 31,
                                     --------------------------------
                              1998           1997             1996           1995            1994
                              ----           ----             ----           ----            ----

Interest income           $     36        $     46        $     61        $     32        $     36
Net loss                    (2,556)         (2,218)         (1,962)         (1,564)         (1,527)

Net loss per Unit          (117.31)        (101.75)         (90.02)         (71.77)         (69.92)

Total assets at
  December 31                2,254           2,229           2,587           2,964           3,174

Long-term debt
  (including
  current portion,
  net of discount)
  at December 31            14,137          11,544           9,684           8,152           6,864

Distributable Cash
  From Operations
  per Unit(a)                 --              --              --              --              --

Units used in computing
  per unit calculations
  above (b)                 21,568          21,576          21,576          21,576          21,616

(a)      Distributable  cash  is  calculated   pursuant  to  the  terms  of  the
         Partnership Agreement. See Note 11 to the Financial Statements.

(b) During 1995, the Partnership recorded as cancelled and no longer outstanding 40 units which were formally abandoned by the holders. During 1998 an additional 10 units were abandoned.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership.

        The Partnership is liable for the amount of the purchase money notes delivered to purchase its interests in the Local Limited Partnerships (as hereinafter described), and for the Partnership's day-to-day administrative and operating expenses.

        The Partnership acquired its interests in two Local Limited Partnerships for cash. The Partnership acquired its interests in the other eleven Local Limited Partnerships by delivery of cash, short-term promissory notes (all of which have been paid in full) and purchase money promissory notes which bear interest at the rate of 9% per annum (the "Purchase Money Notes"). The payment of each Purchase Money Note is secured by a pledge of the Partnership's interest in the Local Limited Partnership to which the note relates. Recourse on each Purchase Money Note is limited to the pledged partnership interest. Each note had an initial term of 15 to 17 years, and the Purchase Money Notes mature at varying dates between September 1999 and July 2001. None of the Purchase Money Notes is cross-defaulted to the others, nor are the Purchase Money Notes cross-collateralized in any manner.

        The terms of each Purchase Money Note permit interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. Generally, the amount of such cash distributions have not been sufficient in any year to pay the full amount of interest accrued for that year on the Purchase Money Notes. The Purchase Money Notes do not require payment of any portion of the principal amount of the note prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder). Accordingly, each Purchase Money Note will require a substantial balloon payment at maturity. The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of December 31, 1998, as set forth in the table included in Item 2 above, was $15,818,753. The outstanding obligations are expected to increase annually until maturity as interest continues to accrue under the Purchase Money Notes. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($14,136,743 at December 31, 1998), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation (as presented in Item 2 and discussed above) expected at maturity of the notes.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, continued

         The Partnership acquired its interest in LPLP for cash, and accordingly, no Purchase Money Notes were delivered in connection therewith. However, LPLP delivered purchase money notes in the original principal amount of $1,800,000 in connection with LPLP's acquisition of the housing project, which it owns (the "LPLP Notes"). The LPLP Notes are secured by a pledge of LPLP's cash flow, and by a pledge by each of the partners in LPLP (including the Partnership) of its respective interest in LPLP. The LPLP Notes were issued on December 6, 1984, bear interest at the rate of 9% per annum and mature on December 11, 1999. The LPLP Notes permit interest to accrue to the extent that cash flow of LPLP is not sufficient to enable LPLP to pay interest on a current basis. The LPLP Notes do not require payment of any portion of the principal amount thereof prior to maturity (except that such notes require immediate payment following a default (as defined therein) by LPLP thereunder). As a result of such interest accrual and payment provisions, the LPLP Notes will require substantial balloon payments at maturity. As of December 31, 1998 the unpaid principal amount of and accrued and unpaid interest on the LPLP Notes equaled $2,419,434. In order for LPLP to pay at maturity the LPLP Notes, LPLP would most likely be required to sell or refinance its housing project in a transaction generating proceeds sufficient to repay the notes. As discussed below, LPLP is in the process of refinancing the property.

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

        The Partnership continues to explore options for resolving the Purchase Money Notes. In connection with these efforts the Partnership engaged the General Partner of Linden Park Associates Limited Partnership to assist with the workout or liquidation of the Partnership's PMN portfolio and the Local Limited Partnership interest which serves as collateral for the PMN. The terms of the engagement provide for the payment of certain fees and expenses. It is contemplated that these fees and expenses will be paid from the principal and interest from the Linden Park Associates Limited Partnership notes held by the Partnership. If the workout or liquidation of the entire portfolio is successfully completed the Partnership's entire interest in these notes will have been exhausted.

        In addition, the Partnership has granted the Linden Park General Partner an option to acquire the Partnership's interest in Linden Park Associates Limited Partnership, over the next three and one-half years at a purchase price of $400,000 for the next eighteen months and increasing by $100,000 each year thereafter.

        Management presently expects that the indebtedness of the Fiddlers Creek and Linden Park Partnerships will be refinanced. In connection with these refinancings, it is anticipated that the management of the Fiddlers Creek project will use $494,950 of the proceeds and the management of the Linden Park project will use $396,000 of the proceeds, respectively, to acquire the Partnership's interest in those projects.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, continued

The acquisitions would include assumption of the Partnership's obligations for the related Purchase Money Notes ("PMN"). Management presently expects these transactions to close in the second quarter of 1999, although no assurance may be given that the transactions will ultimately be consummated.

        Management is currently in negotiation with the general partner of the Glendale Manor, Surry Manor, Oxford Homes, Williamston Homes and Fuquay Varina partnerships regarding the extension of the PMN's relating to the Partnership's investments in these five projects. Management has proposed a five year extension of the PMN's relating to the Osuna Apartments project to the holders of these notes.

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

        The only sources of Partnership funds are (i) distributions from the Local Limited Partnerships (substantially all of which are presently required to be applied to payment of interest accruing on the Purchase Money Notes), (ii) payments to the Partnership of amounts due under certain promissory notes acquired by the Partnership from one of the Local Limited Partnerships (as hereinafter described) and (iii) Partnership reserves. As described above, it is contemplated that the principal and interest of the note identified in clause
(ii) will be utilized to fund the payment of certain fees and expenses incurred in connection with the workout or liquidation of the partnership's portfolio. At December 31, 1998, the Partnership's had reserves of $42,284 (in cash and cash equivalents), compared with $65,685 at December 31, 1997. Such reserves have partially funded the Partnership administrative expenses, including expense reimbursement to the Managing General Partner. The Partnership incurs certain administrative costs, including the partnership Management Fee, which are earned by or reimbursed to the Managing General Partner. As discussed more fully in
Note 6 to the financial statements, such administrative costs were $98,136, $107,007 and $98,240 in 1998, 1997 and 1996, respectively. The Partnership's cash balances have decreased each year from December 31, 1996 through December 31, 1998. If the trend continues, the Partnership may not have sufficient cash available for operating expenses during 1999.

         During 1998, 1997 and 1996, distributable cash flow from the Local Limited Partnerships (LLP's) to which the Partnership delivered purchase money notes was distributed to the partnership, as follows: 1998: Seven LLP's - $186,617; 1997: Seven LLP's - $369,947; and 1996: Seven LLP's - $288,577. By
April 30, 1998, 1997, and 1996, the Partnership used such cash distributions to pay a portion of the accrued and unpaid interest on the related Purchase Money Notes.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, continued

The Partnership purchased such notes, which had an outstanding principal amount of $173,803 plus accrued and unpaid interest of $49,692, as of the date of acquisition, for $58,000. The notes mature on December 11, 1999, and bear interest at 9% per annum, payable only to the extent of available cash from Linden Park's operations. During 1998, the Partnership received $18,634 of interest payments on such notes leaving accrued unpaid interest of $70,297. As of December 31, 1998, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $244,100, prior to the unamortized discount of $84,797.

The Local Limited Partnerships.

          The liquidity of the Local Limited Partnerships in which the Partnership has invested is dependent on the ability of the respective Local Limited Partnerships, which own and operate government assisted multi-family rental housing complexes, to generate cash flow sufficient to fund operations and debt service and to maintain working capital reserves. Each of the Local Limited Partnerships is regulated by government agencies which require monthly funding of certain operating and capital improvements reserves and which regulate the amount of cash to be distributed to owners. Each Local Limited Partnership's source of funds is rental income received from tenants and government subsidies. Certain of the Local Limited Partnership's receive rental income pursuant to Section 8 rental assistance contracts which expire beginning in 1999 and continuing through 2000. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. As such, each Local Limited Partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA. Management is reviewing the status of each Local Limited Partnership with the local General Partner to determine which option under the MAHRAA should be exercised by the Local Limited Partnership.

        Each  of  the  Local   Limited   Partnerships   has  incurred   mortgage
indebtedness as reflected in Item 8 in Schedule III - Real Estate and Accumulated Depreciation. The mortgage loans provide for equal monthly payments of principal and interest in amounts, which will reduce the principal amount of the loans to zero at maturity. Each of the maturity dates of the respective mortgages is substantially beyond the due date of the Purchase Money Note obligations. Upon a sale of a property by a Local Limited Partnership the mortgage indebtedness of such property must be satisfied prior to distribution of any funds to the partners in the Local Limited Partnership.

Partnership Operations

        The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate. The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long-term notes receivable. Total interest income decreased to $36,347 in 1998 from $45,607 in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Partnership Operations, continued

This decrease was attributable to the lower reserve balance maintained during the year and a decrease in interest payments received on the long-term note receivable ($18,634 in 1998 versus $23,803 in 1997). Interest income was $61,407 in 1996. In 1996, interest payments received on the long-term note receivable were $35,410.

        The Partnership's interest expense increased to $2,672,560 in 1998 from $2,214,122 in 1997 and $1,904,536 in 1996. Such increases are attributable to the accrual of interest under the Purchase Money Notes. Refer to Note 7 to the Financial Statements.

         General and administrative expenses of the Partnership were $143,677 in 1998, $145,864 in 1997 and $143,556 in 1996.

        Average occupancy levels at the projects owned by the Local Limited Partnerships ranged from 89% to 100% in 1998, and 88% to 100% in 1997, and 94% to 100% in 1996.

The Partnership's equity in income from the Local Limited Partnerships was $224,229 in 1998, $96,766 in 1997, and $24,678 in 1996. The $107,503 increase in income recognized in 1998 compared to 1997, is attributable to: an increase of $127,463 in net income from the combined statements of operations of all Local Limited Partnerships, and an increase in cash distributions recognized as investment income of $28,000. The Partnership did not record losses totaling approximately $163,658 from Six Local Limited Partnerships because its related investment accounts had already been reduced to zero. The recognition of income in 1997 is primarily attributable to the fact that the partnership did not record losses totaling approximately $172,000 for five Local Limited Partnerships and recognized investment income of $23,065 of cash distributions received from Glendale Manor as it would have reduced its investment balance below zero. In 1996, the Partnership did not record approximately $125,000 of net losses for four Local Limited Partnerships but was able to apply $55,714 of loss carry-forward against the current year net income of one Local Limited Partnership. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in any of the Local Limited Partnerships.

        Because of the above discussed factors, net loss increased to $2,555,661 in 1998 from $2,217,613 and $1,962,007 in 1997 and 1996, respectively.

        The operations of the Partnership and of each of the Local Limited Partnerships are subject to numerous risks, including material tax risks. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from May 1999 through July 2000. The United States Department of Housing and Urban Development ("HUD") has issued notices, which relate to project based Section 8 contracts. HUD's current program provides in general for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured.

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

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Registrant does not have any items of other comprehensive income, does not have other segments of its business on which to report, does not have any pensions or other postretirement benefits, and does not have any derivatives or hedging activities. Consequently, these pronouncements are expected to have no effect on the financial statements.

Impact of the Year 2000 Issue

        The Year 2000 issue may affect the Partnership's operations as a result of issues arising from systems and services utilized by the Managing General Partner or by various Local Limited Partnerships. The Managing General Partner has inventoried its systems and equipment that may require correction for Year 2000 issues. Management has received certifications from their principal software provider that all of the core components of the primary software system critical to the Partnership's operation are Year 2000 compliant. In addition, the primary network system, it's operating system and certain personal computers attached to that system have been upgraded and are deemed to be Year 2000 compliant.

        The auditors for each Local Limited Partnership have reviewed the Year 2000 status of such partnerships. Based on the information reported to the Partnership by such auditors, management expects that the critical systems utilized by the Local Limited Partnerships will be timely rendered Year 2000 compliant at little cost to the Local Limited Partnerships.

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

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk:

        This item is not applicable as this registrant is a small business issuer within the meaning of Rule 12b-2.

Item 8.  Financial Statements and Supplementary Data

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX


                                                                         Page

Financial Statements:

        Balance Sheets, December 31, 1998 and 1997                       18-19

        Statements of Operations for the Years
          Ended December 31, 1998, 1997 and 1996                            20

        Statements of Changes in Partners' Deficit
          for the Years Ended December 31, 1998, 1997 and 1996              21

        Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996                                  22

        Notes to Financial Statements                                    23-35

Independent Auditors' Report                                                36

Separate Financial Statements, including
  Reports of Independent Accountants, for
  Significant Subsidiaries:

        Fiddlers Creek  Apartments                                       37-62
        Osuna Apartments Company                                         63-89
        Linden Park Assoicates                                          90-120

Financial Statement Schedules:

        Independent Auditors' Report                                       121

        Schedule III - Real Estate and Accumulated Depreciation            122



All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                                         BALANCE SHEETS

                                                                          December 31,
                                                                ----------------------------
                                                                     1998            1997
                                                                     ----            ----
Assets

Current assets:

    Cash and cash equivalents                                   $     42,284    $     65,685
    Notes and accrued interest receivable, current maturities        159,303            --
                                                                ------------    ------------

        Total current assets                                         201,587          65,685

Long-term notes and accrued interest
    Receivable, net of current maturities                               --           143,485

Investments in local limited
    partnerships                                                   2,052,426       2,019,775
                                                                ------------    ------------

Total Assets                                                    $  2,254,013    $  2,228,945
                                                                ============    ============





                                          (continued)




                          LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                                   BALANCE SHEETS (continued)


                                                                          December 31,
                                                                ----------------------------
                                                                     1998            1997
                                                                     ----            ----
Liabilities and Partners' Deficit

Current liabilities:
    Purchase Money Notes, current maturities                    $ 13,151,250    $       --
    Accounts payable to affiliates                                   173,271          75,271
    Accounts payable                                                   2,659           1,410
    Accrued expense                                                   16,500          16,000
    Accrued interest payable                                         263,558         370,165
                                                                ------------    ------------

        Total current liabilities                                 13,607,238         462,846

Purchase money notes, net of current maturities                      985,493      11,544,195
                                                                ------------    ------------

        Total liabilities                                         14,592,731      12,007,041
                                                                ------------    ------------

Contingencies                                                           --              --

Partners' deficit:
    General partners:
        Capital contributions                                          4,202           4,202
        Capital distributions                                            (72)            (22)
        Accumulated losses                                          (224,106)       (198,550)
                                                                ------------    ------------
                                                                    (219,976)       (194,370)
                                                                ------------    ------------

    Limited partners (21,566 Units in 1998
      and 21,576 units in 1997):
        Capital contributions (net of
          offering costs of $1,134,440)                            9,649,520       9,649,520
        Capital distributions                                         (7,122)         (2,211)
        Accumulated losses                                       (21,761,140)    (19,231,035)
                                                                ------------    ------------
                                                                 (12,118,742)     (9,583,726)
                                                                ------------    ------------

        Total partners' deficit                                  (12,338,718)     (9,778,096)
                                                                ------------    ------------

        Total liabilities and partners' deficit                 $  2,254,013    $  2,228,945
                                                                ============    ============



           The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                      For the Years Ended December 31,
                                 -----------------------------------------
                                     1998           1997           1996
                                     ----           ----           ----

Interest income                  $    36,347    $    45,607    $    61,407

Expenses:

  Interest expense                 2,672,560      2,214,122      1,904,536

  General and administrative
    expense                          143,677        145,864        143,556
                                 -----------    -----------    -----------

    Total expenses                 2,816,237      2,359,986      2,048,092
                                 -----------    -----------    -----------

Loss before equity in income
  of local limited partnership
  investments                     (2,779,890)    (2,314,379)    (1,986,685)

Equity in income of local
  limited partnership
  investments                        224,229         96,766         24,678
                                 -----------    -----------    -----------

Net loss                         $(2,555,661)   $(2,217,613)   $(1,962,007)
                                 ===========    ===========    ===========

Basic Net Loss per Limited
   Partnership Unit              $   (117.31)   $   (101.75)   $    (90.02)
                                 ===========    ===========    ===========

Units used in computing Basic
    Net Loss per Limited
    Partnership Unit                  21,568         21,576         21,576
                                 ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the years ended December 31, 1998, 1997 and 1996


                               General          Limited
                               Partner         Partners         Total
                               -------         --------         -----

Partners' deficit
  at December 31, 1995      $   (152,551)   $ (5,443,692)   $ (5,596,243)


Net loss                         (19,620)     (1,942,387)     (1,962,007)
                            ------------    ------------    ------------

Partners' deficit
  at December 31, 1996      $   (172,171)   $ (7,386,079)   $ (7,558,250)


Net loss                         (22,177)     (2,195,436)     (2,217,613)

Capital Distributions                (22)         (2,211)         (2,233)
                            ------------    ------------    ------------

Partners' deficit
    at December 31, 1997    $   (194,370)   $ (9,583,726)   $ (9,778,096)

Net loss                         (25,556)     (2,530,105)     (2,555,661)

Capital Distributions                (50)         (4,911)         (4,961)
                            ------------    ------------    ------------

Partners' deficit
At December 31, 1998        $   (219,976)   $(12,118,742)   $(12,338,718)
                            ============    ============    ============




   The accompanying notes are an integral part of these financial statements.


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31
                                                                      -------------------------------------------------------
                                                                            1998                1997                1996
                                                                            ----                ----                ----
Cash flows from operating activities:
    Cash distributions from local limited partnerships                 $   191,578          $   372,180          $   288,577
    Interest payments on purchase money notes                             (186,617)            (369,947)            (290,554)
    Cash paid for general and administration expenses                      (43,930)            (128,051)            (173,106)
    Interest received                                                       20,529               29,821               45,667
                                                                       -----------          -----------          -----------
        Net cash used in operating activities                              (18,440)             (95,997)            (129,416)
                                                                       -----------          -----------          -----------

Cash flows from financing activity:
    Capital distributions                                                   (4,961)              (2,233)                --
                                                                       -----------          -----------          -----------
        Net cash used in financing activity                                 (4,961)              (2,233)                --
                                                                       -----------          -----------          -----------

Net decrease in cash and cash equivalents                                  (23,401)             (98,230)            (129,416)

Cash and cash equivalents at:
    Beginning of period                                                     65,685              163,915              293,331
                                                                       -----------          -----------          -----------
    End of period                                                      $    42,284          $    65,685          $   163,915
                                                                       ===========          ===========          ===========

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                               $(2,555,661)         $(2,217,613)         $(1,962,007)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Share of income of local limited
          partnership investments                                         (224,229)             (96,766)             (24,678)
        Cash distributions from local limited
          partnerships                                                     191,578              372,180              288,577
        Interest expense added to purchase money
          notes, net of discount amortization                            2,592,548            1,859,914            1,532,710
        Interest income added to
          notes receivable, net of discount
          amortization, and interest received                              (15,818)             (15,817)             (15,818)
        Decrease in other current assets                                      --                     31                   77
        (Decrease) increase in:
          Accrued interest payable                                        (106,607)             (15,736)              81,273
          Accounts payable to affiliates                                    98,000               17,000              (30,500)
          Accounts payable                                                   1,249                  410                1,000
          Accrued expenses                                                     500                  400                  (50)
                                                                       -----------          -----------          -----------

        Net cash used in operating activities                              (18,440)         $   (95,997)         $  (129,416)
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

        The Partnership Agreement authorized the sale of up to 30,010 units of Limited Partnership Interest ("Units") of which 21,616 were subscribed for and sold as of the completion of the offering on July 12, 1985. During fiscal 1995 and 1998, the Partnership recorded as cancelled and no longer outstanding 40 and 10 units, respectively, which were formally abandoned by the holders of such units.

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

        Investments in Local Limited Partnerships are accounted for by the equity method whereby costs to acquire the investments, including cash paid, notes issued and other costs of acquisition, are capitalized as part of the investment account. The Partnership's equity in the earnings or losses of each of the Local Limited Partnerships is reflected as an addition to or reduction of the respective investment account. The Partnership does not recognize losses, which reduce its investment account below zero.

        Cash equivalents at December 31, 1998 and December 31, 1997, consist of money market fund investments with no stated maturity, valued at cost, which approximates market value.

        Discounts on purchase money notes are amortized over the terms of the related notes using the effective interest method. Discounts on notes receivable are amortized over the term of the notes using the effective interest method.

        No provision or benefit for income taxes has been included in these financial statements since taxable income or loss pass through to, and is reportable by the partners individually.

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

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Registrant does not have any items of other comprehensive income, does not have other segments of its business on which to report, does not have any pensions or other postretirement benefits, and does not have any derivatives or hedging activities. Consequently, these pronouncements are expected to have no effect on the financial statements.

3.      Contingencies

        The Partnership's cash balances have decreased each year from December 31, 1996 through December 31, 1998. If the trend continues, the Partnership may not have sufficient cash available for operating expenses during 1999.

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

        The Partnership continues to explore options for resolving the Purchase Money Notes. In connection with these efforts the Partnership engaged the General Partner of Linden Park Associates Limited Partnership to assist with the workout or liquidation of the Partnership's PMN portfolio and the Local Limited Partnership interest which serves as collateral for the PMN. The terms of the engagement provide for the payment of certain fees and expenses. It is contemplated that these fees and expenses will be paid from the principal and interest from the Linden Park Associates Limited Partnership notes held by the Partnership. If the workout or liquidation of the entire portfolio is successfully completed the Partnership's entire interest in these notes will have been exhausted.

        In addition, the Partnership has granted the Linden Park General Partner an option to acquire the Partnership's interest in Linden Park Associates Limited Partnership, over the next three and one-half years at a purchase price of $400,000 for the next eighteen months and increasing by $100,000 each year thereafter.

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

        The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from May 1999 through July 2000. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. On September 11, 1998 HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

3.      Contingencies, continued

As such,  each  Local  Limited  Partnership  may choose to either opt out of the
Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA.

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

        Management of the Partnership is presently implementing plans to address these matters. Management has decided that the Partnership may defer payment of the management fee, and defer payment of the reimbursements for general and administrative costs. Management is reviewing the status of each Local Limited Partnership with the local General Partner to determine which option under the MAHRAA should be exercised by the Local Limited Partnership.

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

        Twelve Local Limited Partnership interests were acquired from withdrawing partners of existing Local Limited Partnerships and one Local Limited Partnership interest was acquired from a newly formed Local Limited Partnership. In conjunction with the acquisition of eleven of the Local Limited Partnership interests from withdrawing partners, the Partnership issued long-term purchase money notes in the aggregate principal amount of $8,705,000, before discount, to such withdrawing partners. In conjunction with the acquisition of one of the Local Limited Partnership interests, the Local Limited Partnership issued purchase money notes to withdrawing partners amounting to $1,800,000 with the same terms as the purchase money notes issued by the Partnership in connection with its acquisition of interests in other Local Limited Partnerships. All of the Purchase Money Notes bear simple interest at 9% per annum. Interest is payable annually but only to the extent of cash distributed from the respective Local Limited Partnerships. Both principal and unpaid interest are due at maturity. Recourse on such purchase money notes is limited to the Partnership's respective Local Limited Partnership interests which are pledged as security on the notes. See Note 7 for further information on Purchase Money Notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


4.  Investments in Local Limited Partnerships, continued

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                Years Ended December 31,
                                                                ------------------------
                                                                  1998            1997
                                                                  ----            ----
Total acquisition cost to the Partnership                     $ 9,356,379    $ 9,356,379

Additional capital contributed by the Partnership                  11,425         11,425

Partnership's share of losses of Local Limited Partnerships    (3,571,307)    (3,744,473)

Cash distributions received from Local Limited Partnerships    (3,818,231)    (3,626,621)

Cash distributions received from Local Limited
    Partnerships recognized as Investment Income              $    74,160    $    23,065
                                                              -----------    -----------
Investments in Local Limited Partnerships                     $ 2,052,426    $ 2,019,775
                                                              ===========    ===========

        Summarized financial information from the combined financial statements of all Local Limited Partnerships is as follows:

                            Summarized Balance Sheets
                            -------------------------
                                                       December 31,
                                                       ------------
                                                  1998            1997
                                                  ----            ----
Assets:

  Investment property, net
        of accumulated depreciation           $ 16,092,927    $ 16,526,177
  Current assets                                 2,253,903       2,376,801
  Other assets                                     281,271         294,284
                                              ------------    ------------
    Total assets                              $ 18,628,101    $ 19,197,262
                                              ============    ============

Liabilities and Partners' Equity (Deficit):

  Current liabilities                         $  1,665,916    $  1,671,568
  Long-term debt, net of discounts              16,441,103      16,839,912
                                              ------------    ------------
    Total liabilities                           18,107,019      18,511,480

  Partnership's equity(deficit)                    717,476         878,863
  Other partners' equity(deficit)                 (196,394)       (193,081)
                                              ------------    ------------
    Total liabilities and
      partners' equity(deficit)               $ 18,628,101    $ 19,197,262
                                              ============    ============

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

                                        Summarized Statements of Operations
                                        -----------------------------------

                                                       For the Years Ended December 31,
                                                       --------------------------------
                                               1998                 1997                  1996
                                               ----                 ----                  ----
Rental and other income                    $ 5,482,888          $ 5,358,709           $ 5,199,572
Expenses:
Operating expenses                           3,442,496            3,424,047             3,298,651
  Interest expense                           1,019,581            1,041,432               954,170
  Depreciation and amortization              1,011,101              993,415               991,323
                                           -----------          -----------           -----------
    Total expenses                           5,473,178            5,458,894             5,244,144
                                           -----------          -----------           -----------

Net income (loss)                          $     9,710          $  (100,185)          $   (44,572)
                                           ===========          ===========           ===========

Partnership's share of net income (loss)   $     9,506          $   (97,997)          $   (45,752)
                                           ===========          ===========           ===========
Other partners' share
  of net income (loss)                     $       204          $    (2,188)          $     1,180
                                           ===========          ===========           ===========

        The difference between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the years ended December 31, 1998 through 1996 and the share of loss in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses and cash distributions recorded as investment income as follows:

                                                              1998             1997             1996
                                                              ----             ----             ----
Share of income in Local Limited Partnership Investments
 in the Partnership's Statement of Operations              $ 224,229        $  96,766         $  24,678

Partnership's share of income in the
 above summarized Statements of Operations                     9,506          (97,997)          (44,572)
                                                           ---------        ---------         ---------
        Difference                                         $ 214,723        $ 194,763         $  69,250
                                                           =========        =========         =========

Unrecorded Losses:
  Linden Park (Prior year loss
    carry forward applied against 1996 net income)         $  19,199        $  46,355         $ (55,714)
  Brierwood, Ltd.                                             46,313           35,037            36,982
  Brierwood II, Ltd.                                          18,802           11,530            20,189
  Pine Forest Apartments, Ltd.                                41,658           66,954            39,870
  Surry Manor                                                   --             11,822            28,145
  Glendale Manor                                               7,778             --                --
  Meadowwood, Ltd.                                            29,908             --                --
  Other                                                         --               --                (222)
                                                           ---------        ---------         ---------
        Subtotal Unrecorded Losses                           163,658          171,698            69,250
Cash distributions recorded as investment income:
   Glendale Manor                                             37,497           23,065              --
   Surry Manor                                                13,568             --                --
                                                           ---------        ---------         ---------
Total                                                      $ 214,723        $ 194,763         $  69,250
                                                           =========        =========         =========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

        The Partnership's investment in Local Limited Partnerships reported in its Balance Sheets at December 31, 1998 and 1997 are $1,334,950 and $1,140,912, respectively, greater than the Partnership's equity reported in the Summarized Balance Sheets above. This is related to the share of unrecorded losses of the seven Local Limited Partnerships and cash distributions received from Glendale Manor and Surry Manor which were recorded as investment income. The investment of these seven Local Limited Partnerships has been reduced to zero.

        The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd., Surry Manor, Glendale Manor and Meadowwood, Ltd. until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from these seven partnerships will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. In 1998, $37,497 of cash distributions from Glendale Manor and $13,568 from Surry Manor were recognized as investment income as it would have reduced its investment balance below zero. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

        Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $4,961 in 1998 and $2,233 in 1997 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

5.      Notes and Accrued Interest Receivable

        During 1989, the Partnership purchased long-term purchase money notes of Linden Park Associates Limited Partnership ("Linden Park"), a Local Limited Partnership. The notes represent obligations of Linden Park to former partners whose partnership interests were purchased for resale to the Partnership in connection with the Partnership's acquisition of an interest in Linden Park. The Partnership purchased such notes, which carried a face value of $173,803 plus accrued and unpaid interest of $49,692, for $58,000. The notes mature on December 11, 1999 and bear interest at 9% per annum payable only from available cash from operations of Linden Park. During the year ended December 31, 1998 the Partnership received $18,634 of interest on such notes. Any interest that is unpaid prior to maturity is due at maturity. As of December 31, 1998 and 1997, the outstanding balance of principal and accrued interest net of unamortized discount is $159,303 and $143,485, respectively.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

6.      Transactions with Affiliates

        During the years ended December 31, 1998, 1997 and 1996 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                      1998           1997           1996
                                      ----           ----           ----
Reimbursement of Partnership
  administration expenses           $48,136        $57,707        $48,240
Partnership management fees          50,000         50,000         50,000

        As of December 31, 1998 and 1997, accounts payable to affiliates totaling $173,271 and $75,271 respectively, represent amounts owed for reimbursements of Partnership administration expenses of $68,000 and $20,000, respectively, and partnership management fees of $105,271 and $55,271, respectively. Management has determined to defer further payment of the amounts accruing for Partnership management fees and reimbursement of Partnership administrative expenses in order to conserve cash and cash equivalents available to fund the Partnership's operations. See note 3.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

7.      Purchase Money Notes

        Purchase money notes consist of the following at December 31:

                                                                  1998                1997
                                                                  ----                ----
Purchase Money  Notes, due July 9, 2001,
bearing interest  at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest
in Surry Manor, Ltd.:
       Original principal balance                            $   360,000         $   360,000
       Accrued and unpaid interest                               338,512             306,106

Purchase Money Notes, due August 29,
2000, bearing  interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Glendale Manor Apartments:
       Original principal balance                                450,000             450,000
       Accrued and unpaid interest                               159,482             137,984

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Oxford Homes for the Elderly, Ltd.:
       Original principal balance                                643,600             643,600
       Accrued and unpaid interest                               239,852             215,485

Purchase Money Notes, due September 28,
1999,  bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Williamston Homes for the Elderly, Ltd.:
       Original principal balance                                664,100             664,100
       Accrued and unpaid interest                               119,067              81,486


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


7.     Purchase Money Notes (Continued)
                                                                  1998                1997
                                                                  ----                ----
Purchase Money Notes, due September 28,
1999,  bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited  Partnership interest  in
Fuquay-Varina Homes for the Elderly, Ltd.:
       Original principal balance                            $   707,300         $   707,300
       Accrued and unpaid interest                                30,249              50,080

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's Local
Limited Partnership interest in
Fiddlers Creek Apartments:
       Original principal balance                              1,750,000           1,750,000
       Accrued and unpaid interest                             1,322,656           1,066,909

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Meadowwood, Ltd.:
       Original principal balance                                610,000             610,000
       Accrued and unpaid interest                               760,985             706,085

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest  in Brierwood, Ltd.:
       Original principal balance                                270,000             270,000
       Accrued and unpaid interest                               328,962             304,662

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Pine Forest Apartments, Ltd.:
       Original principal balance                                350,000             350,000
       Accrued and unpaid interest                               415,340             383,840


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


7.     Purchase Money Notes (Continued)
                                                                  1998                1997
                                                                  ----                ----
Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Austintown Associates:
       Original principal balance                            $ 1,600,000         $ 1,600,000
       Accrued and unpaid interest                             1,879,213           1,746,140

Purchase Money Notes, due
November 27, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Osuna Apartments Company:
       Original principal balance                              1,300,000           1,300,000
       Accrued and unpaid interest                             1,519,435           1,411,536
                                                             -----------         -----------

  Total principal and accrued and unpaid
    interest at 9% at December 31                             15,818,753          15,115,313

Aggregate discount on the above purchase
money notes plus accrued interest (based
upon average imputed interest rates of 21%)                   (1,682,010)         (3,571,118)
                                                             -----------         -----------

Purchase money note liability                                 14,136,743          11,544,195


Less: Current maturities, net of aggregate discount          (13,151,250)                (--)
                                                             -----------         -----------

Long-term purchase money note liability                      $   985,493        $ 11,544,195
                                                             ===========        ============

       The purchase money notes were originally discounted using an imputed interest rate of approximately 19% and assuming a certain level of cash flow from distributions from the underlying Local Limited Partnerships ("distributions"). Since 1990, on an annual basis, the Partnership has reviewed the estimated annual level of distributions expected to be received based on historical and re-forecasted future distributions and adjusted accordingly the future effective annual interest expense. The effective annual interest rate as of December 31, 1998 is approximately 21%.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

7        Purchase Money Notes (Continued)

       All of the purchase money notes and accrued interest thereon may be repaid without penalty prior to maturity. However, it is not anticipated that any principal payments will be made prior to maturity.

       The portion of interest, which is expected to be paid currently, is classified as a current liability and the portion of interest, which is not expected to be paid until maturity has been reflected as interest, added to purchase money note debt.

8. Reconciliation of Loss in Financial Statements to Loss for Federal Income Tax Purposes

       A reconciliation of the loss reported in the Statements of Operations for the years ended December 31, 1998, 1997 and 1996, to the loss reported for Federal income tax purposes is as follows:

                                      1998            1997          1996
                                      ----            ----          ----
Net loss per Statements of
  Operations                      $(2,555,661)   $(2,217,613)   $(1,962,007)

Less: Excess of tax equity over
    book equity in loss of
    Local Limited
    Partnership                      (700,821)      (669,980)      (746,209)

Add:  Additional book basis
        interest                    1,707,207      1,292,826      1,033,449

      Expenses not deducted
      pursuant to I.R.C
      Section 267                      98,000         17,000        (30,500)
                                  -----------    -----------    -----------
Loss for Federal income
  tax purposes                    $(1,451,275)   $(1,577,767)   $(1,705,267)
                                  ===========    ===========    ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

9.     Disclosure About Fair Value of Financial Instruments

Notes Receivable
       Management does not believe it is practical to estimate the fair value of the notes receivable because notes with similar terms and provisions are not available to the partnership.

Purchase Money Notes Payable
       Management does not believe it is practical to determine the fair value of the Purchase Money Notes payable because notes with similar terms and provisions are not currently available to the partnership.

10.  Concentration of Credit Risk

       The Partnership  maintains its cash and cash equivalents in one financial
institution.   The  balances  are  insured  by  the  Federal  Deposit  Insurance
Corporation up to $100,000 by this bank.

11.  Statement of Distributable Cash from Operations (Unaudited)

       Distributable Cash From Operations for the year ended December 31, 1998, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                           $  36,347

Less:  Interest income added to long-term notes
      receivable, net of discount amortization                          (15,818)

Plus:  1998 cash distributions to be received from
      Local Limited Partnerships, net of non-resident
      state withholding taxes                                           255,290

Less:  1998 interest payments on purchase money
      notes to be paid out of 1998 cash
      distributions from Local Limited Partnerships                    (255,290)

       General and administrative expenses per
         Statement of Operations                                       (143,677)
                                                                      ---------

Cash from Operations, as defined                                       (123,148)
                                                                      ---------
Distributable Cash from Operations, as defined                        $       0
                                                                      =========

                           Reznick Fedder & Silverman
            Certified Public Accountants - A Professional Corporation
       745 Atlantic Avenue - Suite 800 - Boston, Massachusetts 02111-2735
                   Phone (617) 423-5855 - Fax (617) 423-6651


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Liberty Housing Partners Limited Partnership

       We have audited the accompanying balance sheets of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Liberty Housing Partners Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 47% and 43% of the assets as of December 31, 1998 and 1997, respectively, and losses from such partnerships comprise 0%, 1.5%, and 6.6% of the partnership loss for each of the three years in the period ended
December 31, 1998, of Liberty Housing Partners Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

       In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Housing Partners Limited Partners as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                /s/ REZNICK FEDDER & SILVERMAN

Boston, Massachusetts                           REZNICK FEDDER & SILVERMAN
March 10, 1999

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)

                          INDEPENDENT AUDITORS' REPORTS
                              FINANCIAL STATEMENTS
                                       AND
                            SUPPLEMENTAL INFORMATION

                                DECEMBER 31, 1998

                                                            C O N T E N T S




                                                                                                                       Page


Certificate of Partners                                                                                                   3

Management Agent's Certification                                                                                          4

Independent Auditors' Report                                                                                              5

Auditor Information                                                                                                       6

Financial Statements:

    Balance sheet                                                                                                         7
    Statement of partners' equity                                                                                         8
    Statement of profit and loss                                                                                       9-10
    Statement of cash flows                                                                                           11-12
    Summary of accounting policies                                                                                       13
    Notes to financial statements                                                                                     14-16

Supplemental Information                                                                                              17-19

Independent Auditors' Report on Internal Control (Combined Report Applicable to
    the Financial Statements and HUD-Assisted Programs)                                                               20-21

Independent Auditors' Report on Compliance Based on an Audit of
    Financial Statements Performed in Accordance with Government Auditing Standards                                      22

Independent Auditors' Report on Compliance with Specific
    Requirements Applicable to Major HUD Programs                                                                        23

Independent Auditors' Report on Compliance with Specific
    Requirements Applicable to Fair Housing and Non-Discrimination                                                       24

Schedule of Findings and Questioned Costs                                                                                25

Auditors' Comments on Audit Resolution Matters Relating to
    the HUD Programs                                                                                                     26

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                                December 31, 1998




                             CERTIFICATE OF PARTNERS



                  We hereby certify that we have examined the accompanying financial statements of Fiddlers Creek Apartments, Ltd. and, to the best of our knowledge and belief, the same are complete and accurate.


                            GENERAL PARTNERS




                            /s/ Billy P. Shadrick                        2/9/99
                            ---------------------------------------------------
                            Billy P. Shadrick                              Date




                            Liberty LGP Limited Partnership


                            ---------------------------------------------------
                            Michael Stoller                                Date


                            Partnership Employer
                            Identification Number:  56-1449286

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                                December 31, 1998




                        MANAGEMENT AGENT'S CERTIFICATION



                  I hereby certify that I have examined the accompanying financial statements and supplemental information of Fiddlers Creek Apartments, Ltd. and, to the best of my knowledge and belief, the same are complete and accurate.




                                    /s/ Billy P. Shadrick
                                    ------------------------------------------
                                    Billy P. Shadrick
                                    President, Housing Management, Inc.




                                    2/9/99
                                    ------------------------------------------
                                    Date


Sharrard, McGee & Co., P.A.
Certified Public Accountants - Consultants
1321 Long Street - Post Office Box 5869 - High Point, North Carolina 27262



                          Independent Auditors' Report

                                                                January 18, 1999


To the Partners
Fiddlers Creek Apartments, Ltd.


                  We have audited the accompanying balance sheet of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership) as of December 31, 1998, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fiddlers Creek Apartments, Ltd. as of December 31, 1998, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

                  In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1999 on our consideration of Fiddlers Creek Apartments, Ltd.'s internal control and reports dated January 18, 1999, on its compliance with laws and regulations, specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

                  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 - 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


                                                /s/ Sharrard, McGee & Co., P.A.

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                                December 31, 1998




                               AUDITOR INFORMATION


                                                                January 18, 1999



                  The Audit Partner on this  engagement  was Carroll L. Royster,
1321  Long  Street,   P.O.  Box  5869,   High  Point,   North  Carolina   27262,
(336)884-0410.

                  Sharrard, McGee & Co., P.A.'s federal employer identification number is 56-1146197.

                                              /s/ Sharrard, McGee & Co., P.A.

                                                    FIDDLERS CREEK APARTMENTS, LTD.
                                                     HUD PROJECT NO. 053-35163-PM
                                                        (A Limited Partnership)
                                                             BALANCE SHEET
                                                           December 31, 1998
                                                    ===============================

                                                                ASSETS

CURRENT ASSETS:
    1120        Cash - operations                                                      $            121 815
    1130        Tenant accounts receivable                                                              943
    1200        Miscellaneous prepaid expenses                                                       21 352      $           144 110
                                                                                       --------------------
DEPOSITS HELD IN TRUST - FUNDED:
    1191        Tenant deposits held in trust                                                                                 40 692
FUNDED RESERVES:
    1310        Escrow deposits                                                                       9 377
    1320        Replacement reserves                                                                 70 152                   79 529
                                                                                       --------------------
FIXED ASSETS - AT COST (Note 3):
    1410        Land                                                                                389 973
    1420        Buildings                                                                         3 282 391
    1440        Building equipment - portable                                                       117 278
    1460        Furnishings                                                                          50 953
    1465        Office furniture and equipment                                                        2 321
    1470        Maintenance equipment                                                                 7 066
    1490        Miscellaneous fixed assets                                                            8 463
                                                                                       --------------------
                                                                                                  3 858 445
    1495        Less accumulated depreciation                                                     1 602 562                2 255 883
                                                                                       --------------------
OTHER ASSETS:
    1520        Intangible assets                                                                                             90 188
                                                                                                                 -------------------

                                                                                                                 $         2 610 402
                                                                                                                 ===================

                                                   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    2109        Accounts payable - 30 days                                             $             10 240
    2113        Accounts payable - entity (Note 4)                                                   15 000
    2121        Accrued payroll taxes payable                                                           701
    2123        Accrued management fee payable (Note 4)                                               5 034
    2131        Accrued interest payable - first mortgage                                            13 716
    2170        Mortgage payable - first mortgage (short-term)
                   (Note 3)                                                                          47 311      $            92 002
                                                                                       --------------------
DEPOSIT AND PREPAID REVENUE:
    2191        Tenant deposits held in trust (contra)                                               37 061
    2210        Prepaid revenue                                                                      10 104                   47 165
                                                                                       --------------------
LONG-TERM LIABILITIES:
    2320        Mortgage payable - first mortgage (Note 3)                                        2 057 342
                Less current maturities                                                              47 311                2 010 031
                                                                                       --------------------
PARTNERS' EQUITY                                                                                                             461 204
                                                                                                                 -------------------

                                                                                                                 $         2 610 402
                                                                                                                 ===================

                                                See accompanying summary of accounting
                                              policies and notes to financial statements.

                                                    FIDDLERS CREEK APARTMENTS, LTD.
                                                     HUD PROJECT NO. 053-35163-PM
                                                        (A Limited Partnership)
                                                     STATEMENT OF PARTNERS' EQUITY
                                                 For the Year Ended December 31, 1998
                                                 ====================================





                                                                                              Associate
                                                                  Investor Limited             General               Local General
                                          Total (100%)              Partner (98%)            Partner (1%)              Partner (1%)
                                    --------------------      --------------------     --------------------     --------------------

Balance at beginning
    of year                         $           330 810       $           351 894      $           (10 542)     $           (10 542)

Net income for the year                         134 879                   132 181                    1 349                    1 349

Withdrawals by partners                          (4 485)                   (2 658)                    (102)                  (1 725)
                                    -------------------       -------------------      -------------------      -------------------

Balance at end of year              $           461 204       $           481 417      $            (9 295)     $           (10 918)
                                    ===================       ===================      ===================      ===================


                                                See accompanying summary of accounting
                                              policies and notes to financial statements.

Statement of Profit and Loss    U.S. Department of Housing and Urban Development
                                Office of Housing
                                Federal Housing Commissioner

Public  Reporting  Burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including suggestions for reducing this burden, to the Reports Management Officer,  Paperwork Reduction Project (2602-0062).  Office
of Information  Technology,  U.S.  Department of Housing and Urban Development,  Washington,  D.C.  20410-3600.  This agency may not collect this  information,  and you are not required to complete this form, unless it displays a currently valid OMB control number.
Do not send this form to the above address.

For Month/Period                            Project         Project Name:
Beginning:        Ending:                   Number:
January 1, 1998   December 31, 1998        053-35163-PM    FIDDLERS CREEK APARTMENTS, LTD.

          Part I                          Description of Account                Acct. No.      Amount*
Rental Income 5100         Rent Revenue - Gross Potential                         5120    $   748,202
                           Tenant Assistant Payments                              5121    $
                           Stores and Commercial                                  5140    $
                           Garage and Parking Spaces                              5170    $
                           Flexible Subsidy Income                                5180    $
                           Miscellaneous (specify)                                5190    $
                           Total Rent Revenues Potential at 100% Occupancy                                   $748,202
Vacancies 5200             Apartments                                             5220    $   (14,089)
                           Stores and  Commercial                                 5240
                           Concessions                                            5250
                           Garage and Parking Spaces                              5270
                           Miscellaneous (specify)                                5290
                           Total Vacancies                                                                    (14,089)
                           Net Rental Revenue Rent Revenue Less Vacancies                                    $743,113
                           Elderly and Congregate Service Income - 5300
                           Total Service Income (Schedule Attached)               5300                       $
Financial Revenue 5400     Financial Revenue - Project Operations                 5410    $     4,922
                           Revenue from Investments - Residual Receipts           5430    $
                           Revenue from Investments - Replacement Reserve         5440    $     2,237
                           Revenue from Investments - Miscellaneous               5490    $
                           Total Financial Revenue                                                           $  7,159
Other Revenue 5900         Laundry and Vending Revenue                            5910    $     4,062
                           Tenant Charges                                         5920    $    12,931
                           Expiration of Gift Donor Restrictions                  5960    $
                           Gifts                                                  5970    $
                           Miscellaneous Revenue (specify)                        5990    $
                           Total Other Revenue                                                               $ 16,993
                           Total Revenue                                                                     $758,265
Administrative Expenses    Conventions and Meetings                               6203    $
6200/6300                  Management Consultants                                 6204    $
                           Advertising and Marketing                              6210    $     6,718
                           Apartment Resale Expense (Coops)                       6235    $
                           Other Renting Expense                                  6250    $     1,976
                           Office Salaries                                        6310    $     8,608
                           Office Expenses                                        6311    $     6,898
                           Office or Model Apartment Rent                         6312    $
                           Management Fee                                         6320    $    42,260
                           Manager or Superintendent Salaries                     6330    $    25,001
                           Administrative Rent Free Unit                          6331    $     1,963
                           Legal Expenses - (Project)                             6340    $        44
                           Auditing Expenses                                      6350    $     4,700
                           Bookkeeping Fees/Accounting Services                   6351    $     5,760
                           Bad Debts                                              6370    $       380
                           Miscellaneous Administrative Expenses (specify)        6390    $
                           Total Administrative Expenses                                                     $104,308
Utilities Expense 6400     Fuel Oil/Coal                                          6420    $
                           Electricity                                            6450    $    12,789
                           Water                                                  6451    $     5,262
                           Gas                                                    6452    $
                           Sewer                                                  6453    $
                           Total Operating and Maintenance Expense                                           $ 18,051

*All amounts must be rounded to the nearest                Page 1 of 2                              unofficial form HUD-92410 (7/91)
dollar: $.50 and over, round up--$.49 and                                                                        ref Handbook 4370.2
below, round down.

                         See accompanying summary of accounting policies and notes to financial statements.

                                                                               9
                                                                 45

   053-35163-PM                       FIDDLERS CREEK APARTMENTS, LTD.

Operating and              Payroll                                                6510    $    30,328
Maintenance Expenses       Supplies                                               6515    $    23,357
6500                       Contracts                                              6520    $    45,997
                           Operating and Maintenance Rent Free Unit               6521    $     6,780
                           Garbage and Trash Removal                              6525    $     2,995
                           Security Payroll/Contract                              6530    $
                           Security Rent Free Unit                                6531    $
                           Heating/Cooling Repairs and Maintenance                6546    $     3,266
                           Snow Removal                                           6548    $       190
                           Vehicle and Maintenance Equipment Operation
                             and Repairs                                          6570    $       331
                           Miscellaneous Operating and Maintenance Expenses       6590    $
                           Total Operating and Maintenance Expenses                                          $113,244
Taxes and Insurance 6700   Real Estate Taxes                                      6710    $    48,372
                           Payroll Taxes (Project's Share)                        6711    $     4,823
                           Property and Liability Insurance (Hazard)              6720    $    19,627
                           Fidelity Bond Insurance                                6721    $       268
                           Workmen's Compensation                                 6722    $     1,697
                           Health Insurance and Other Employee Benefits           6723    $     2,034
                           Miscellaneous Taxes, Licenses, Permits and Insurance   6790    $
                           Total Taxes and Insurance                                                         $ 76,821
Financial Expenses 6800    Interest on Mortgage Payable                           6820    $   166,212
                           Interest on Notes Payable (Long-Term)                  6830    $
                           Interest on Notes Payable (Short-Term)                 6840    $
                           Mortgage Insurance Premium/Service Charge              6850    $    10,387
                           Miscellaneous Financial Expenses                       6890    $
                           Total Financial Expenses                                                          $176,559
Elderly & Congregate       Total Service Expenses-Schedule Attached               6900                       $
Service Expenses 6900      Total Cost of Operations Before Depreciation                                      $489,023
                           Profit (Loss) before Depreciation                                                 $269,242
                           Depreciation (Total) - 6600 (specify)                  6600                       $119,363
                           Operating Profit or (Loss)                                                        $149,879
Corporate or Mortgagor     Officer's Salaries                                     7110    $
Entity Expenses 7100       Legal Expense                                          7120    $
                           Federal, State and Other Income Taxes                  7130    $
                           Interest Income                                        7140    $
                           Interest on Notes Payable                              7141    $
                           Interest on Mortgage Payable                           7142    $
                           Other Expenses      PARTNERSHIP ADMIN FEE              7190    $    15,000
                           Total Corporate Expenses                                                          $ 15,000
                           Profit or Loss (Net Income or Loss)                                               $134,879
Warning: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C.  3729, 3802)
Miscellaneous or other Income and Expense  Sub-account  Groups. If miscellaneous or other income and/or expense  subaccounts  (5190,
5290,  5490,  5990,  6390,  6590,  6729,  6890, and 7190) exceed the Account  Groupings by 10% or more,  attach a separate  schedule describing or explaining the miscellaneous income or expenses.

Part II
1.       Total mortgage principal payments required during the audit year (12 monthly payments).
         This applies to all direct loans and HUD-held and fully insured  mortgages.  Any HUD
         approved  second  mortgages  should be included in these figures.                                   $ 43,685
2.       Total of 12 monthly deposits into the Replacement Reserve account, as required by the
         Regulatory Agreement even if payments may be temporarily suspended or reduced.                      $ 27,216
3.       Replacement Reserves, or Residual Receipts and Releases which are included as expense
         items on this Profit and Loss statement                                                             $      0
4.       Project Improvement Reserve releases under the Flexible Subsidy Program that
         are included as expense items on this Profit and Loss Statement.                                    $      0

                                                           Page 2 of 2                              unofficial form HUD-92410 (7/91)

                         See accompanying summary of accounting policies and notes to financial statements.

                                                    FIDDLERS CREEK APARTMENTS, LTD.
                                                     HUD PROJECT NO. 053-35163-PM
                                                        (A Limited Partnership)
                                                        STATEMENT OF CASH FLOWS
                                                 For the Year Ended December 31, 1998
                                                 ====================================




Cash flows from operating activities:
    Rental receipts                                                                                             $           742 020
    Interest receipts                                                                                                         7 159
    Other receipts                                                                                                           16 993
                                                                                                                -------------------

                                                                                                                            766 172
    Administrative                                                                     $           (23 092)
    Management fees                                                                                (56 569)
    Accounting fees                                                                                 (5 760)
    Operating and maintenance                                                                      (74 060)
    Real estate taxes                                                                              (47 671)
    Tenant security deposits                                                                         2 411
    Salaries and wages                                                                             (63 523)
    Miscellaneous taxes                                                                             (4 823)
    Insurance                                                                                      (43 228)
    Utilities                                                                                      (18 052)
    Interest on mortgage note                                                                     (166 504)
    Mortgage insurance                                                                             (10 352)                (511 223)
                                                                                       -------------------      -------------------

                 Net cash provided by operating activities                                                                  254 949

Cash flows from investing activities:
    Purchase of property and equipment                                                            (390 554)
    Replacement reserves - deposits                                                                (29 353)
    Replacement reserves - withdrawals                                                             108 296
    Escrow deposits                                                                                  5 844
                                                                                       -------------------

                 Net cash used in investing activities                                                                     (305 767)

Cash flows from financing activities:
    Partnership administrative fee                                                                 (15 000)
    Mortgage principal payments                                                                    (43 685)
    Withdrawals by partners                                                                         (4 485)
                                                                                       -------------------

                 Net cash used in financing activities                                                                      (63 170)
                                                                                                                -------------------

Net increase in cash                                                                                                       (113 988)

Cash at beginning of year                                                                                                   235 803
                                                                                                                -------------------

Cash at end of year                                                                                             $           121 815
                                                                                                                ===================


                                                See accompanying summary of accounting
                                              policies and notes to financial statements.

                                                    FIDDLERS CREEK APARTMENTS, LTD.
                                                     HUD PROJECT NO. 053-35163-PM
                                                        (A Limited Partnership)
                                                        STATEMENT OF CASH FLOWS
                                                 For the Year Ended December 31, 1998
                                                              (Continued)
                                                 ====================================



Reconciliation of net income to net cash provided by operating activities:

    Net income                                                                                                  $           134 879
                                                                                                                -------------------

    Nonoperating expense included in determining
       net income                                                                                                            15 000

    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
           Depreciation                                                                $           114 260
           Amortization                                                                              5 103                  119 363
                                                                                       -------------------

    Decrease (increase) in assets:
           Accounts receivable                                                                      (2 197)
           Tenant security deposits                                                                  2 677
           Prepaid expenses                                                                        (19 567)                 (19 087)
                                                                                       -------------------

    Increase (decrease) in liabilities:
           Accounts payable                                                                         (5 454)
           Accrued interest                                                                           (291)
           Accrued taxes                                                                               700
           Tenant security deposits                                                                   (265)
           Prepaid rents                                                                            10 104                    4 794
                                                                                       -------------------      -------------------

    Total adjustments                                                                                                       120 070
                                                                                                                -------------------

    Net cash provided by operating activities                                                                   $           254 949
                                                                                                                ===================



                                                See accompanying summary of accounting
                                              policies and notes to financial statements.

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                         SUMMARY OF ACCOUNTING POLICIES
                         ==============================


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



INCOME TAXES

                  No provision for income taxes has been included in these financial statements since the tax gains and losses pass through to and are reportable by the partners on their respective income tax returns. Taxable income or loss reported by the partners will differ from income or loss reflected in the financial statements, due to the different bases in certain assets (primarily fixed assets) for financial reporting and income tax purposes.



AMORTIZATION

                  Loan costs are amortized by using the straight-line method over the life of the mortgage loan.

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - ORGANIZATION

                  The Partnership was organized as a North Carolina limited partnership on April 21, 1975 to construct, own, and operate a 160-unit apartment project located in Winston-Salem, North Carolina, known as Fiddlers Creek Apartments, under Section 221(d)(4) of the National Housing Act. The Regulatory Agreement limits distributions of net operating receipts to "surplus cash" available at the end of semi-annual periods.

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



NOTE 2 - CONCENTRATION OF CREDIT RISK

                 The Partnership's policy is to maintain its cash balances in reputable financial institutions insured by the Federal Deposit Insurance Corporation which provides $100,000 of insurance coverage on each customer's cash balances. At times during the year, the Partnership's cash balances exceeded $100,000. Management believes this policy will not cause any adverse effect on the Partnership. At December 31, 1998, the amount exceeding the FDIC limit was $60,943.



NOTE 3 - MORTGAGE PAYABLE

                 The mortgage, originally in the amount of $2,519,100, is payable in monthly installments of $17,516, including interest at 8% per annum. The final payment is due in February 2018. The loan is secured by land and buildings and is insured by the Federal Housing Administration. Neither the Partnership nor any of the partners assume liability in the event of default.

                 The maturities of this debt are as follows:
                          1999                                                         $             47 311
                          2000                                                                       51 238
                          2001                                                                       55 491
                          2002                                                                       60 096
                          2003                                                                       65 084
                          2004 and after                                                          1 778 122
                                                                                       --------------------
                                                                                       $          2 057 342
                                                                                       ====================

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                          =============================




NOTE 4 - RELATED PARTY TRANSACTIONS

A - Management of Project:

                  The Partnership contracted with Housing Management, Inc. (HMI) to manage the project. The local general partner is an officer of HMI. The contract calls for a management fee of 7.5% of gross revenue collections plus accounting fees of $3.00 per housing unit per month. Management and accounting fees are analyzed as follows:

                                                                                        Charged to
                                                                  Unpaid at             Operations               Unpaid at
                                                                 January 1,               During               December 31,
                                                                     1998                  1998                     1998
                                                                 ------------           ------------           --------------

                  Management fees                                $     17 860           $   42 260             $     4 554
                  Accounting fees                                       1 680                5 760                     480
                                                                 ------------           ----------             -----------

                                                                 $     19 540           $   48 020             $     5 034
                                                                 ============           ==========             ===========


B - Partnership Administrative Fee:

                  For its services in overseeing the operations of the Partnership, the Partnership has agreed to pay its associate general partner a fee of $15,000 per annum. The Partnership administrative fee is payable from "surplus cash" as defined by HUD regulations.




NOTE 5 - DISTRIBUTION

                  The Partnership customarily makes a cash distribution of the maximum amount permitted by its Regulatory Agreement and other such restrictions under which it operates. In keeping with this custom, $19,485, including a Partnership administrative fee of $15,000, was distributed in the first quarter of 1998, and $153,037 of available surplus cash was not distributed, but retained for capital improvements, and it is anticipated that $90,685 will be distributed in the first quarter of 1999.



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



                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)
                          =============================



NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

                 Cash and Cash Equivalents:

                 The  carrying  amount   approximates  fair  value  due  to  the
short-term nature of these instruments.

                 Long-Term Debt:

                 The fair value of long-term debt is based on current rates at which the company could borrow funds with similar remaining maturities.


                 The carrying amounts and estimated fair values of Fiddlers Creek Apartments, Ltd.'s financial instruments as of December 31, 1998 are as follows:

                                                      Carrying       Fair Value
                                                   -------------   -------------
    Financial assets:
        Cash and cash equivalents                  $     162 507   $     162 507
                                                   =============   =============

    Financial liabilities:
        Long-term debt                             $   2 057 342   $   2 057 342
                                                   =============   =============




                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                             (A Limited Partnership)
                            SUPPLEMENTAL INFORMATION
                      For the Year Ended December 31, 1998
                      ====================================

REPLACEMENT RESERVES

                 In accordance with the provisions of the Regulatory Agreement, restricted cash is held by the mortgagee to be used for replacement of property with the approval of HUD as follows:

                 Balance at beginning of year                                                                   $           149 095

                  Monthly deposits:
                  12 @ $2,268.00                                                                                             27 216

                  Interest                                                                                                    2 237
                  Withdrawals:

                             Approval                     Purpose of
  Authorized By                Date                       Withdrawal

  HUD                        04/16/98             Repave parking lot                   $           (81 222)
  HUD                        04/16/98             Repave parking lot                               (27 074)
  WMF/Huntooh
  Daise Associates           Various              Investment service charge                           (100)                (108 396)
                                                                                       -------------------      -------------------

                  Balance at end of year confirmed by mortgagee                                                 $            70 152
                                                                                                                ===================

                  The mortgagee charged a fee of $100 for investing the replacement reserves fund.



                                                       FIDDLERS CREEK APARTMENTS, LTD.
                                                        HUD PROJECT NO. 053-35163-PM
                                                           (A Limited Partnership)
                                                          SUPPLEMENTAL INFORMATION
                                                    For the Year Ended December 31, 1998
                                                                 (Continued)
                                                    ====================================
CHANGES IN FIXED ASSETS
FOR THE YEAR ENDED DECEMBER 31, 1998
------------------------------------
                                            Cost                                            Accumulated Depreciation
                    -----------------------------------------------------     ------------------------------------------------------
                      Balance                                   Balance        Balance                                     Balance
                     January 1,                                 December      January 1,      Current                      December
                       1998        Additions     Deletions      31, 1998         1998        Provisions     Deletions      31, 1998
                    ----------     ---------     ---------     ----------     ----------     ----------     ---------     ----------
      ASSETS

Land                $  275 147                                 $  275 147

Land improvements        6 530     $ 108 296                      114 826     $    1 599     $    2 624                   $    4 223

Buildings            3 017 603       264 788                    3 282 391      1 332 254        106 627                    1 438 881

Building equipment -
  portable             108 774        15 168     $   6 664        117 278         95 725          3 941     $   6 664         93 002

Office furniture
 and equipment           2 321                                      2 321          1 922            185                        2 107

Computer equipment         786         2 302                        3 088            235            720                          955

Furnishings             50 953                                     50 953         50 953                                      50 953

Maintenance
 equipment               7 066                                      7 066          7 031             35                        7 066

Miscellaneous
  fixed assets           5 375                                      5 375          5 247            128                        5 375
                    ----------     ---------     ---------     ----------     ----------     ----------     ---------     ----------
                    $3 474 555     $ 390 554     $   6 664     $3 858 445     $1 494 966     $  114 260     $   6 664     $1 602 562
                    ==========     =========     =========     ==========     ==========     ==========     =========     ==========

NOTE:
        Additions to fixed assets were:       Dispositions of fixed assets were:
              Item             Cost                 Item               Cost
        -----------------   ----------         ---------------      ----------
        1 Computer          $   1 154           2 Ranges             $    504
        1 Software              1 148          23 Refrigerators         6 160
       23 Refrigerators        10 974                                --------
        2 Ranges                  654                                $  6 664
       14 Dishwashers           3 540                                ========
       Parking Lot Pavement   108 296
       Vinyl Siding           264 788
                            ---------
                            $ 390 554
                            =========

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


Project Name                                 Fiscal Period Ended:       Project Number
FIDDLERS CREEK APARTMENTS, LTD.              December 31, 1998          053-35163-PM

Part A - Compute Surplus Cash
Cash
       1.  Cash (Accounts 1110, 1120, 1191, 1192)                             $162,507

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                           $

       3.  Other (describe)                                                   $

           (a) Total Cash (Add Lines 1, 2, and 3)                                                          $162,507

Current Obligations
       4.  Accrued mortgage interest payable                                  $ 13,716

       5.  Delinquent mortgage principal payments                             $

       6.  Delinquent deposits to reserve for replacements                    $

       7.  Accounts payable (due within 30 days)                              $ 10,240

       8.  Loans and notes payable (due within 30 days)                       $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                     $

       10. Accrued expenses (not escrowed)                                    $    701

       11. Prepaid Rents (Account 2210)                                       $ 10,104

       12. Tenant security deposits liability (Account 2191)                  $ 37,061

       13. Other (Describe)                                                   $

           (b) Less Total Current Obligations (Add Lines 4 through 13)                                     $ 71,822

           (c) Surplus Cash (Deficiency)(Line (a) minus Line (b))                                          $ 90,685

PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
       1.  Surplus Cash                                                                                    $ 90,685

Limited Dividend Projects

       2a. Annual Distribution Earned During Fiscal Period
             Covered by the Statement                                         $

       2b. Distribution Accrued and Unpaid as of the
             End of the Prior Fiscal Period                                   $

       2c. Distributions Paid During Fiscal Period Covered by Statement       $

       3.  Amount to be Carried on Balance Sheet as Distribution Earned
           but Unpaid (Line 2a plus 2b minus 2c)                              $

       4.  Amount Available for distribution during next Fiscal Period                                     $

       5.  Deposit Due Residual Receipts (Must be deposited with Mortgagee
           within 60 days after Fiscal Period ends)                                                        $

                                   Prepared By
Loan Technician                                          Date


                                   Reviewed By
Loan Servicer                                            Date



                              Page 1 of 2                  form HUD-93486 (8/95)

Sharrard, McGee & Co., P.A.
Certified Public Accountants - Consultants
1321 Long Street - Post Office Box 5869 - High Point, North Carolina 27262



                Independent Auditors' Report on Internal Control
                       (Combined Report Applicable to the
                 Financial Statements and HUD-Assisted Programs)

                                                                January 18, 1999

To the Partners
Fiddlers Creek Apartments, Ltd.

                  We have audited the financial statements of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership), as of and for the year ended December 31, 1998, and have issued our report thereon dated January 18, 1999. We have also audited Fiddlers Creek Apartments, Ltd.'s compliance with requirements applicable to major HUD-assisted programs and have issued our reports thereon dated January 18, 1999.

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

                  The management of Fiddlers Creek Apartments, Ltd. is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that effectiveness of the design and operation of controls may deteriorate.

                  In planning and performing our audit, we obtained an understanding of the design of relevant controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on Fiddlers Creek Apartments, Ltd.'s financial statements and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.


(Continued)


                  We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Fiddlers Creek Apartments, Ltd.'s major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

                  Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above.

                  This report is intended for the information and use of the partners, management, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.








                                                /s/ Sharrard, McGee & Co., P.A.






Sharrard, McGee & Co., P.A.
Certified Public Accountants - Consultants
1321 Long Street - Post Office Box 5869 - High Point, North Carolina 27262





    Independent Auditors' Report on Compliance Based on an Audit of Financial
      Statements Performed in Accordance with Government Auditing Standards



                                                                January 18, 1999


To the Partners
Fiddlers Creek Apartments, Ltd.

                  We have audited the financial statements of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership), as of and for the year ended December 31, 1998, and have issued our report thereon dated January 18, 1999.

                  We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

                  Compliance with laws, regulations, contracts and grants applicable to Fiddlers Creek Apartments, Ltd. is the responsibility of Fiddlers Creek Apartments, Ltd.'s management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Fiddlers Creek Apartments, Ltd.'s compliance with certain provisions of laws, regulations, and contracts. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

                  The  results  of  our  tests   disclosed   no   instances   of
noncompliance that are required to be reported herein under Government Auditing Standards.

                  This report is intended for the information and use of the partners, management, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


                                                /s/ Sharrard, McGee & Co., P.A.

Sharrard, McGee & Co., P.A.
Certified Public Accountants - Consultants
1321 Long Street - Post Office Box 5869 - High Point, North Carolina 27262




            Independent Auditors' Report on Compliance with Specific
                 Requirements Applicable to Major HUD Programs



                                                                January 18, 1999


To the Partners
Fiddlers Creek Apartments, Ltd.

                  We have audited the financial statements of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership), as of and for the year ended December 31, 1998, and have issued our report thereon dated January 18, 1999.

                  We have also audited Fiddlers Creek Apartments, Ltd.'s compliance with specific program requirements governing Management, Maintenance and Replacement Reserve; Federal Financial Reports; Application, Eligibility, and Reexamination of Tenants; Security Deposits; Mortgage Status; Cash Receipts and Disbursements; and Management Functions that are applicable to each of its major HUD-assisted programs, for the year ended December 31, 1998. The management of Fiddlers Creek Apartments, Ltd. is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

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

                  In our opinion, Fiddlers Creek Apartments, Ltd. complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1998.

                  This report is intended for the information and use of the partners, management, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



                                                /s/ Sharrard, McGee & Co., P.A.


Sharrard, McGee & Co., P.A.
Certified Public Accountants - Consultants
1321 Long Street - Post Office Box 5869 - High Point, North Carolina 27262





            Independent Auditors' Report on Compliance with Specific Requirements Applicable to Fair Housing and Non-Discrimination



                                                                January 18, 1999



To the Partners
Fiddlers Creek Apartments, Ltd.

                  We have audited the financial statements of Fiddlers Creek Apartments, Ltd., HUD Project No. 053-35163-PM (a North Carolina limited partnership), as of and for the year ended December 31, 1998, and have issued our report thereon dated January 18, 1999.

                  We have applied procedures to test Fiddlers Creek Apartments, Ltd.'s compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs, for the year ended December 31, 1998.

                  Our procedures were limited to the applicable compliance requirements described by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on Fiddlers Creek Apartments, Ltd.'s compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

                  The  results  of  our  tests   disclosed   no   instances   of
noncompliance that are required to be reported herein under the Guide.

                  This report is intended for the information and use of the partners, management, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


                                                /s/ Sharrard, McGee & Co., P.A.

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                      For the Year Ended December 31, 1998
                    =========================================





                                      NONE

                         FIDDLERS CREEK APARTMENTS, LTD.
                          HUD PROJECT NO. 053-35163-PM
                 AUDITORS' COMMENTS ON AUDIT RESOLUTION MATTERS
                          RELATING TO THE HUD PROGRAMS
                      For the Year Ended December 31, 1998
                 ==============================================



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


                            OSUNA APARTMENTS COMPANY
                          HUD Project No. 116-44052-LDP
                             (A Limited Partnership)

                              Financial Statements
                                       and
                            Supplementary Information
                      For the Year Ended December 31, 1998

                            OSUNA APARTMENTS COMPANY
                          HUD Project No. 116-44052-LDP
                             (A Limited Partnership)


                                Table of Contents

Independent Auditors' Report

Financial Statements:

  Balance Sheet                                                                                           Exhibit A

  Statement of Profit and Loss                                                                            Exhibit B

  Statement of Changes in Partners' Equity                                                                Exhibit C

  Statement of Cash Flows                                                                                 Exhibit D

  Notes to Financial Statements

Supplementary Information:

  Supplemental Data Required by HUD                                                                    Schedule   1

Independent Auditors' Report on Compliance with Specific
   Requirements Applicable to Major HUD Programs                                                       Schedule   2

Independent Auditors' Report on Compliance with Specific
   Requirements Applicable to Nonmajor HUD Program Transactions                                        Schedule   3

Independent Auditors' Report on Internal Control                                                       Schedule   4

Independent Auditors' Report on Compliance with Specific
  Requirements Applicable to Fair Housing and Non-Discrimination                                       Schedule   5

Schedule of Findings and Questioned Costs                                                              Schedule   6

Auditors' Comments on Audit Resolution Matters Relating to
   HUD Programs                                                                                        Schedule   7

Corrective Action Plan                                                                                 Schedule   8

Partners' Certification                                                                                Schedule   9

Management Agent's Certification                                                                       Schedule  10

                     Kirkpatrick, Klein & Mathis, P.L.L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              Mike G. Kirkpatrick
                                 James M. Klein
                                 John C. Mathis


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Osuna Apartments Company

We have audited the accompanying balance sheet of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP, as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 5, 1999, on our consideration of Osuna Apartments Company's internal control, and reports dated February 5, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information required by HUD included in Schedule 1 provides additional analysis which is not a required part of the basic financial statements of the Partnership. The information in such schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Kirkpatrick, Klein & Mathis, P.L.L.C.

February 5, 1999

4901 LBJ Freeway-Suite 120-Dallas, Texas 75244-(972) 386-0800-Fax (972) 404-9308

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                                     Exhibit A
                                  Balance Sheet
                                December 31, 1998

                            Assets
Current assets:
    1120 Cash - operations (Note 1)                                              $   33,415
    1130 Accounts receivable - tenants                                                  404
    1135 Accounts receivable - HUD                                                      279
    1200 Prepaid expenses                                                             7,621
                                                                                 -----------

            Total current assets                                                     41,719

Deposits held in trust - funded:
    1191 Tenant security deposits (contra) (Schedules 1 and 2)                       10,800


Restricted deposits and funded reserves:
    1310 Mortgage escrow deposits                                $   29,052
    1320 Reserve for replacements
          (Note 2 and Schedule 1)                                   162,441
    1330 Reserve for exterior painting (Schedule 1)                  39,960
    1340 Reserve for residual receipts
          (Note 2 and Schedule 1)                                   284,328         515,781
                                                                 -----------

Fixed assets (at cost) (Notes 1 and 3) (Schedule 1):
    1410 Land                                                       255,230
    1420 Buildings                                                1,854,035
    1440 Building equipment - portable                                7,487
    1460 Furnishings                                                149,273
    1465 Office furniture                                            10,064
                                                                 -----------
                                                                  2,276,089
    1495 Less accumulated depreciation                            1,029,692       1,246,397
                                                                 -----------

Other asset:
    1520 Unamortized deferred expenses (Note 1)                                      17,560
                                                                                 -----------

                                                                                 $1,832,257
                                                                                 ===========

                        Liabilities and Partners' Equity

          Current liabilities:
              2110 Accounts payable - trade                      $   15,620
              2113 Accounts payable - other (Note 4)                  2,500
              2115 Accounts payable - HUD                             2,992
              2121 Accrued payroll taxes                                943
              2131 Accrued interest payable                             478
              2150 Accrued property taxes                             8,450
              2210 Prepaid rent                                         474
              2170 Current maturities of long-term debt (Note 3)     39,966
                                                                 -----------

                            Total current liabilities                71,423


          Deposit liabilities:
              2191 Tenant security deposits (contra)                 10,800

          Long-term debt (Note 3):
              2320 Mortgage payable, 7 percent, less
                  current maturities of $39,966                   1,171,648

          Contingency (Note 8)

          3130 Partners' equity (Notes 1 and 5)                     578,386
                                                                 -----------

                                                                 $1,832,257
                                                                 ===========

Statement of Profit and Loss    U.S. Department of Housing and Urban Development                                           EXHIBIT B
                                Office of Housing
                                Federal Housing Commissioner

Public  reporting  burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including suggestions for reducing this burden, to the Reports Management Officer,  Paperwork Reduction Project (2502-0062).  Office
of Information  Technology,  U.S.  Department of Housing and Urban Development,  Washington,  D.C.  20410-3600.  This agency may not collect this  information,  and you are not required to complete this form, unless it displays a currently valid OMG control number.
Do not send this form to the above address.

For Month/Period  Ending:                  Project         Project Name:
Beginning:                                 Number:
1/98              12/98                    116-44052-LDP   Osuna Apartments

          Part I                          Description of Account                Acct. No.      Amount*
Rental Income 5,100        Rent Revenue - Gross Potential                         5120        391,205
                           Tenant Assistant Payments                              5121         38,683
                           Stores and Commercial                                  5140
                           Garage and Parking Spaces                              5170
                           Flexible Subsidy Revenue                               5180
                           Misc. Rent Revenue                                     5190
                           Excess Rent                                            5191
                           Rent Revenue - Insurance                               5192
                           Special Claims Revenue                                 5193
                           Retained Excess Income                                 5194
                           Total Rent Revenue                                                                 429,888
Vacancies 5,200            Apartments                                             5220          3,561
                           Stores and  Commercial                                 5240
                           Rental Concessions                                     5250
                           Garage and Parking Spaces                              5270
                           Miscellaneous                                          5290
                           Total Vacancies                                                                      3,561
                           Net Rental Revenue (Rent Less Vacancies)                                           426,327
                           Nursing Home/Assisted Living/Board
                           Care/Other Elderly Care/Coop/& Other                   5300
Financial Revenue 5,400    Financial Revenue - Project Operations                 5410          1,874
                           Revenue from Investments - Residual Receipts           5430          8,435
                           Revenue from Investments - Replacement Resv.           5440          5,112
                           Revenue from Investments - Misc.                       5490
                           Total Financial Revenue                                                             15,421
Other Revenue 5,900        Laundry and Vending Revenue                            5910          4,973
                           Tenant Charges                                         5920          2,436
                           Miscellaneous Revenue                                  5990
                           Total Other Revenue                                                                  7,409
                           Total Revenue                                                                      449,157
Administrative Expenses    Conventions and Meetings                               6203
6200/6300                  Management Consultants                                 6204
                           Advertising and Marketing                              6210             87
                           Other Renting Expense                                  6250             18
                           Office Salaries                                        6310          6,760
                           Office Expenses                                        6311          8,224
                           Office or Model Apartment Rent                         6312
                           Management Fee                                         6320         40,042
                           Manager or Superintendent Salaries                     6330         17,880
                           Administrative Rent Free Unit                          6331          3,966
                           Legal Expenses - Project                               6340             66
                           Audit Expense                                          6350          5,710
                           Bookkeeping Fees/Accounting Services                   6351          5,280
                           Bad Debts                                              6370
                           Misc. Administrative Expenses                          6390
                           Total Administrative Expenses                                                       88,033

    The accompanying notes are an integral part of the finanical statements


                                     1 of 2



OSUNA APARTMENTS                                                                                                           EXHIBIT B

Utilities Expense 6,400    Fuel Oil/Coal                                          6420
                           Electricity                                            6450         47,393
                           Water                                                  6451         18,542
                           Gas                                                    6452         22,790
                           Sewer                                                  6453          7,128
                           Total Utilities Expense                                                             95,853
Operating and              Payroll                                                6510         18,492
Maintenance Expenses       Supplies                                               6515         19,830
6,500                      Contracts                                              6520         55,322
                           Operating and Maintenance Rent Free Unit               6521          4,656
                           Garbage and Trash Removal                              6525          7,820
                           Security Payroll/Contract                              6530
                           Security Rent Free Unit                                6531
                           Heating/Cooling Repairs and Maintenance                6546          4,345
                           Snow Removal                                           6548
                           Vehicle and Maintenance Equipment O & R                6570            362
                           Miscellaneous Operating and Maintenance                6590
                           Total Operating and Maintenance Expenses                                           110,827
Taxes and Insurance 6,700  Real Estate Taxes                                      6710         24,805
                           Payroll Taxes (Project Share)                          6711          4,188
                           Property & Liability Insurance (Hazard)                6720         10,045
                           Fidelity Bond Insurance                                6721            533
                           Workmen's Compensation                                 6722          1,264
                           Health Insurance and Other Employee Benefits           6723          1,615
                           Miscellaneous Taxes, Licenses, Permits and Ins.        6790             40
                           Total Taxes and Insurance                                                           42,490
Financial Expenses 6,800   Interest on Mortgage Payable                           6820          6,826
                           Interest on Notes Payable Long Term                    6830
                           Interest on Notes Payable Short Term                   6840
                           Mortgage Insurance Premium/Service Charge              6850          6,244
                           Miscellaneous Financial Expenses                       6890          1,275
                           Total Financial Expenses                                                            14,345
Elderly & Congregate       Nursing Homes/Assisted Living/Board
Service Expenses 6,900     & Care/Other Elderly Care Expenses                     6900                              -
                           Total Cost of Operations before Depreciation                                       351,548
                           Profit (Loss) Before Depreciation                                                   97,609
                           Depreciation Expense                                   6600         65,344
                           Amortization Expense                                   6610          1,054          66,398
                           Operating Profit or (Loss)                                                          31,211
Mortgagor Entity           Officers Salaries                                      7110
Expenses 7,100             Legal Expense                                          7120
                           Federal, State and Other Income Taxes                  7130
                           Interest Income                                        7140
                           Interest on Notes Payable                              7141
                           Interest on Mortgage Payable                           7142
                           Other Expens  Note 4                                   7190          2,500
                           Net Entity Expenses                                                                  2,500
                           Profit or Loss (Net Income or Loss)                    3250                         28,711
Warning: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C.  3729, 3802)
Miscellaneous or other Income and Expense  Sub-account  Groups. If miscellaneous or other income and/or expense  subaccounts  (5190,
5290,  5490,  5990,  6390,  6590,  6729,  6890, and 7190) exceed the Account  Groupings by 10% or more,  attach a separate  schedule describing or explaining the miscellaneous income or expenses.

Part II
1.       Total principal payments required under the mortgage, even if payments under a
         Workout Agreement are less or more than those required under the mortgage.                       $ 32,272
2.       Replacement Reserve deposits required by the Regulatory Agreement or
         Amendments thereto, even if payments may be temporarily suspended or waived.                     $  6,068
3.       Replacement or Painting Reserve releases which are included as expense items on
         this Profit and Loss statement                                                                      None
4.       Project Improvement Reserve Releases under the Flexible Subsidy Program that
         are included as expense items on this Profit and Loss Statement.                                     NA

Form provided by The Sovereign Management Corporation.

                         The accompanying notes are an integral part of the finanical statements.

                                     2 of 2

                                                                 68

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                                                      Exhibit C
                    Statement of Changes in Partners' Equity
                      For the Year Ended December 31, 1998


                                                             Associate            Local
                                                              General            General            Limited
                                            Total             Partner            Partner            Partner
                                         -------------      -------------     --------------     --------------

Balance, January 1, 1998              $       558,987    $         3,404   $          3,494   $        552,089

Distributions to partners                      (9,312)               (93)              (118)            (9,101)

Net income (loss) for the year                 28,711                745                745             27,221
                                         -------------      -------------     --------------     --------------

Balance, December 31, 1998            $       578,386    $         4,056   $          4,121   $        570,209
                                         =============      =============     ==============     ==============



The accompanying notes are an integral part of the financial statements.


                                                                       Exhibit D
                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                             Statement of Cash Flows
                      For the Year Ended December 31, 1998


Cash flows from operating activities:
    Rental receipts                                                 $         418,657
    Interest receipts                                                             789
    Other receipts                                                              7,409     $         426,855
                                                                       ---------------


    Administrative expenses                                                    23,160
    Management fees                                                            40,042
    Utilities                                                                  88,966
    Salaries and wages                                                         43,132
    Maintenance expenses                                                       87,679
    Real estate taxes and escrow deposits                                      49,272
    Taxes - other                                                               3,789
    Insurance                                                                  13,271
    Mortgage interest                                                           7,026
    Mortgage insurance premium                                                  6,016               362,353
                                                                       ---------------       ---------------

        Net cash provided by operating activities                                                    64,502

Cash flows from investing activities:
    Deposit to residual receipts                                              (22,593)
    Deposits to reserve for replacements                                       (6,068)
    Deposits to reserve for exterior painting                                  (3,600)
                                                                       ---------------

        Net cash used in investing activities                                                       (32,261)

Cash flows from financing activities:
    Mortgage principal payments                                               (37,272)
    Distribution to partners                                                   (9,312)
                                                                       ---------------

        Net cash used in financing activities                                                       (46,584)
                                                                                             ---------------

Decrease in cash                                                                                    (14,343)

Cash, beginning of year                                                                              47,758
                                                                                             ---------------

Cash, end of year                                                                         $          33,415
                                                                                             ===============




The accompanying notes are an integral part of the financial statements.




                                                                                                  Exhibit D
                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                       Statement of Cash Flows (Continued)
                      For the Year Ended December 31, 1998



Cash flows from operating activities:
    Net income                                                                             $         28,711
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                               $         66,398
            Decrease in accounts receivable - tenants                                829
            Increase in accounts receivable - HUD                                   (158)
            Decrease in prepaid expenses                                             414
            Increase in mortgage escrow account                                  (11,543)
            Increase in accounts payable - trade                                   6,887
            Decrease in accounts payable - HUD                                      (155)
            Decrease in accrued interest payable                                    (200)
            Increase in prepaid rent                                                 436
            Decrease in accrued property taxes                                   (12,924)
            Increase in accrued payroll taxes                                        439
            Interest earned on reserve accounts                                  (14,632)            35,791
                                                                           --------------     --------------

                Net cash provided by operating activities                                  $         64,502
                                                                                              ==============




Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                                 $          7,026
                                                                                              ==============

Interest earned on reserve accounts and
   maintained in the respective reserve accounts                                           $         14,632
                                                                                              ==============






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

During the year ended December 31, 1998, rental revenue from HUD totaled $38,683 representing nine percent of total revenue. The rent subsidy contract with HUD expires August 31, 1999.

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

The regulatory agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of the year. The maximum distributable amount for the year ended December 31, 1998 was $11,812 and "surplus cash" amounted to $13,187. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide "surplus cash" in excess of current requirements. The cumulative amount distributable at December 31, 1998 was $11,812.

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

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

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

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements


Note 2 - Replacement Reserves and Residual Receipts

Replacement reserve funds are held in cash ($11,697) and U.S. Treasury bills ($150,744) due April 1999. Residual receipts are held in cash ($12,416) and U.S. Treasury bills ($271,911) due April 1999. The Treasury bills bear interest at approximately 5.26% per annum. The amounts reported approximate fair value and are based on quoted market prices.


Note 3 - Long-term Debt

The seven percent mortgage note payable is insured by HUD and is payable in monthly installments of $10,293 (before any interest supplement) through August, 2015. A portion of the interest is paid by HUD under its 236 Program. The apartment project is pledged as collateral for the note.

Current maturities of long-term debt over the next five years ending December 31, are as follows:
              1999                                      $39,966
              2000                                      $42,856
              2001                                      $45,954
              2002                                      $49,275
              2003                                      $52,838
It is impractical to estimate, with any precision, the fair value of the outstanding debt without incurring excessive cost.


Note 4- Related Party Transactions

During 1998, the general partners earned $2,500 in local partnership administrative fees. This amount is reflected as an accrued expense at December 31, 1998. These fees are treated as a portion of the limited dividend payable and can only be paid as part of the allowable distribution from surplus cash.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements


Note 5 - Restricted Equity

Under the terms of the Regulatory Agreement, the Partnership is required to set aside specified amounts for the replacement of property and other project expenditures as approved by HUD. Restricted funds, which approximate $446,000 at December 31, 1998, are held in separate accounts and generally are not available for operating purposes without HUD's prior written approval.


Note 6 - Rent Increases

Under the regulatory agreement, the partnership may not increase rents charged to tenants without HUD approval.


Note 7 - Management Fees

Management fees of $40,042 were earned under a HUD approved 9.4% management contract. Management fees are based on collections of rentals, commercial (laundry and vending), late and NSF fees and forfeited security deposits. In addition, accounting fees of four dollars per unit per month ($5,280) were paid to the management company.


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

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                   Supporting Data Required by HUD (Continued)


Reserve for Replacements

In accordance with the provisions of the regulatory agreement, restricted cash and securities are held by GMAC Commercial Mortgage at December 31, 1998 to be used for replacement of property with the approval of HUD as follows:

    Balance, January 1, 1998                                  $151,260
    Monthly deposits ($506 x 12)                                 6,068
    Interest earned                                              5,113
                                                              --------

    Balance, December 31, 1998                                $162,441
                                                              ========

Reserve for Residual Receipts

In accordance with the provisions of the regulatory agreement, residual receipts cash and securities are held by GMAC Commercial Mortgage. Use of these funds is contingent upon HUD's prior written approval. The following is an analysis of 1998 transactions.

    Balance, January 1, 1998                                  $253,300
    Interest earned                                              8,435
    1997 residual receipts transferred                          22,593
                                                              --------

    Balance, December 31, 1998                                $284,328
                                                              ========

Reserve for Exterior Painting

Restricted cash is held by a bank to be used for exterior painting as follows:

    Balance, January 1, 1998                                  $35,276
    Deposits for 1998 ($300 x 12)                               3,600
    Interest earned                                             1,084
                                                              -------

    Balance, December 31, 1998                                $39,960
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

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                   Supporting Data Required by HUD (Continued)



Miscellaneous Information

The lead auditor of the engagement was James M. Klein, a member in the firm of Kirkpatrick, Klein & Mathis, P.L.L.C. (EIN: 75-2785999), located at 4901 LBJ Freeway, Suite 120, Dallas, Texas 75244.







This supporting data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                                                      OSUNA APARTMENTS COMPANY
                                                       (A Limited Partnership)
                                                                                                                          Schedule 1
                                             Supporting Data Required By HUD (Continued)
                                                          December 31, 1998



Changes in the Apartment Project


                                      Assets                                      Accumulated Depreciation                  Net
                   -----------------------------------------------     ----------------------------------------------     Carrying
                    Balance                               Balance,      Balance,                             Balance,      Amount
                    Jan. 1,                               Dec. 31,      Jan. 1,                              Dec. 31,     Dec. 31,
                      1998     Additions   Deductions      1998          1998      Provision   Deduction       1998          1998
                   ----------  ---------   ----------    ---------     ---------   ---------   ---------   ----------    ----------

Land              $  255,230   $      -    $      -    $  255,230     $       -    $      -    $      -   $        -    $  255,230

Buildings          1,854,035          -           -     1,854,035       804,897      61,849           -      866,746       987,289

Building equipment
    portable           7,487          -           -         7,487         4,735       1,070           -        5,805         1,682

Furnishings          149,273          -           -       149,273       149,273           -           -      149,273             -

Office furniture      10,064          -           -        10,064         5,443       2,425           -        7,868         2,196
                   ----------  --------    --------    ----------     ---------    --------    --------   ----------    ----------

    Totals        $2,276,089   $      -    $      -    $2,276,089     $ 964,348    $ 65,344    $      -   $1,029,692    $1,246,397
                  ==========   ========    ========    ==========     =========    ========    ========   ==========    ==========







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

                                         U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                                              HOUSING - FEDERAL HOUSING COMMISSIONER
                                      OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY

                                          COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND                                  SCHEDULE 1
                                                         RESIDUAL RECEIPTS

PROJECT NAME                                 FISCAL PERIOD ENDED:       PROJECT NUMBER
OSUNA APARTMENTS                             12/31/98                   116-44052-LDP

                                                   PART A - COMPUTE SURPLUS CASH
       1.  Cash (Accounts 1110, 1120, 1191, 1192)                              $44,215

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                            $   279

       3.  Other (describe)                                                    $

                                      (a) Total Cash (Add Lines 1, 2, and 3)                                  $44,494

       4.  Accrued mortgage interest payable                                   $   478

       5.  Delinquent mortgage principal payments                              $

       6.  Delinquent deposits to reserve for replacements                     $

       7.  Accounts payable (due within 30 days)                               $15,620

       8.  Loans and notes payable
           (due within 30 days)                                                $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                      $

       10. Accrued expenses (not escrowed) Payroll Taxes                       $   943

       11. Prepaid Rents (Account 2210)                                        $   474

       12. Tenant security deposits liability (Account 2191)                   $10,800

       13. Other (Describe)  Excess Income                                     $ 2,992

                                               (b) Less Total Current Obligations (Add Lines 4 through 13)    $31,307

                                               (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))        $13,187
                        PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1.   Surplus Cash                                                                                           $13,187

  Limited Dividend Projects

       2a. Distribution Earned During Fiscal Period
             Covered by the Statement                                          $11,812

       2b. Distribution Accrued and Unpaid as of the
             End of the Prior Fiscal Period                                    $11,812

       2c. Distributions Paid During Fiscal Period Covered by Statement        $11,812

       3. Distributions Earned but Unpaid as of the End of
          the Fiscal Period Under Review (Line 2a + 2b - 2c)                   $11,812

  4.   Amount Available for Distribution During Next Fiscal Period                                            $11,812

  5.   Deposit Due Residual Receipts
       (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)                             $ 1,375

    PREPARED BY                                       REVIEWED BY

 LOAN TECHNICIAN                                    LOAN SERVICER

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

                                                                      Schedule 2


                         INDEPENDENT AUDITORS' REPORT ON
                            COMPLIANCE WITH SPECIFIC
                  REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS


To the Partners of
Osuna Apartments Company

We have audited the financial statements of Osuna Apartments Company (a limited partnership), Project No. 116-44052-LDP, as of and for the year ended December 31, 1998, and have issued our report thereon dated February 5, 1999.

We have also audited Osuna Apartments Company's compliance with the specific program requirements governing federal financial reports, mortgage status, the replacement reserve, the residual receipts, tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, and management functions, that are applicable to its major HUD-assisted program for the year ended December 31, 1998. The management of the Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

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

In our opinion, Osuna Apartments Company complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted program for the year ended December 31, 1998.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Kirkpatrick, Klein & Mathis, P.L.L.C.

Dallas, Texas
February 5, 1999

                                                                      Schedule 3



                          INDEPENDENT AUDITORS' REPORT
                           ON COMPLIANCE WITH SPECIFIC
                           REQUIREMENTS APPLICABLE TO
                        NONMAJOR HUD PROGRAM TRANSACTIONS

To the Partners of
Osuna Apartments Company

We have audited the financial statements of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of and for the year ended December 31, 1998, and have issued our report thereon dated February 5, 1999.

In connection with our audit of the 1998 financial statements of Osuna Apartments Company and with our consideration of the Partnership's internal control used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, we selected certain transactions applicable to certain nonmajor HUD-assisted programs for the year ended December 31, 1998. As required by the Guide, we performed auditing procedures to test compliance with the requirements governing fair housing and non-discrimination, management, maintenance, the replacement reserve, federal financial reports, tenant application, tenant eligibility, tenant recertification, and tenant security deposits that are applicable to those transactions. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on the Partnership's compliance with those requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be used by anyone other than these specified parties.


/s Kirkpatrick, Klein & Mathis, P.L.L.C.

Dallas, Texas
February 5, 1999

                                                                      Schedule 4



                          INDEPENDENT AUDITORS' REPORT
                               ON INTERNAL CONTROL

To the Partners of
Osuna Apartments Company


We have audited the financial statements of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of and for the year ended December 31, 1998, and have issued our report thereon dated February 5, 1999. We have also audited the Partnership's compliance with requirements applicable to its major HUD-assisted program and have issued our report thereon dated February 5, 1999.

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

The management of Osuna Apartments Company is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.

In planning and performing our audits, we obtained an understanding of the design of relevant controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on Osuna Apartments Company's financial statements and on its compliance with specific requirements applicable to its major HUD-assisted program and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Partnership's major HUD-assisted program. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Kirkpatrick, Klein & Mathis, P.L.L.C.

Dallas, Texas
February 5, 1999

                                                                      Schedule 5





                          INDEPENDENT AUDITORS' REPORT
                    ON COMPLIANCE WITH SPECIFIC REQUIREMENTS
                APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION

To the Partners of
Osuna Apartments Company

We have audited the financial statements of Osuna Apartments Company as of and for the year ended December 31, 1998, and have issued our report thereon dated February 5, 1999.

We have also applied procedures to test Osuna Apartments Company's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 1998.

Our procedures were limited to the applicable compliance requirement described by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Osuna Apartments Company's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Kirkpatrick, Klein & Mathis, P.L.L.C.

Dallas, Texas
February 5, 1999

                                                                      Schedule 6

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                    Schedule of Findings and Questioned Costs
                                December 31, 1998



There were no findings, including material questioned costs, noted during the audit.

                                                                      Schedule 7


                              AUDITORS' COMMENTS ON
                            AUDIT RESOLUTION MATTERS
                            RELATING TO HUD PROGRAMS


To the Partners of
Osuna Apartments Company

We have audited the financial statements of Osuna Apartments Company (a limited partnership) as of and for the year ended December 31, 1998, and have issued our report thereon dated February 5, 1999.

During the 1997 audit, no material matters involving internal control and its operation or compliance with specific requirements applicable to its major HUD program were noted. Accordingly corrective action was not required during 1998. Further, based on the auditor's discussions with management, there were no HUD OIG audits, physical inspections, program reviews or management reviews during 1998. In February 1998 the mortgagee conducted a physical inspection of the property and indicated the overall condition of the property was satisfactory.




/s/ Kirkpatrick, Klein & Mathis, P.L.L.C.

Dallas, Texas
February 5, 1999

                                                                      Schedule 8

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                             Corrective Action Plan
                                December 31, 1998



Section I - Internal Control Review

There were no findings or recommendations which require comment.


Section II - Compliance Review

There were no instances of noncompliance with laws and regulations which require comment. Further, as noted in Schedule 7, the physical inspection was deemed satisfactory and required no response.




NOTE: As a result of the above, there is no need for a separate mortgagor letter proposing a corrective action plan.

                                                                      Schedule 9

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                             Partners' Certification



We hereby certify that we have examined the accompanying financial statements and supplemental data of Osuna Apartments Company for the year ended December 31, 1998, and, to the best of our knowledge and belief, the same are complete and accurate.





                                            By: /s/ Michael A. Stoller


                                            TNG Properties Inc.
DATE                                        GENERAL PARTNER  (Printed Name)



                                            By: /s/ Samuel R. Campbell


3/10/99                                     Personal Economics Development Corp.
DATE                                        GENERAL PARTNER  (Printed Name)







                                                       Employer Identification
                                                       No. 74-2347236

                                                                     Schedule 10
                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                        Management Agent's Certification



I hereby certify that I have examined the accompanying financial statements and supplemental data of Osuna Apartments Company for the year ended December 31, 1998, and, to the best of my knowledge and belief, the same are complete and accurate.









                                           The Sovereign Management Corporation

3/10/99
DATE                                       MANAGING AGENT


                                           BY: /s/ Joyce Brow

                                               Joyce Brow
                                           (Printed Name)

                                           TITLE:   Director of Management

                                           EMPLOYER IDENTIFICATION NO.

                                                  74-1705931

                             LINDEN PARK ASSOCIATES

                               LIMITED PARTNERSHIP

                          FHA PROJECT NO.: 000-35090-PM

                                DECEMBER 31, 1998

                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                             CERTIFICATE OF PARTNERS
                          FHA PROJECT NO.: 000-35090-PM
                                DECEMBER 31, 1998



                             CERTIFICATE OF PARTNERS


         We hereby certify that we have examined the accompanying financial statements and supplemental data of Linden Park Associates Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate.




                                GENERAL PARTNERS



                                ---------------------------------------------
                                Signature                                Date


                                ---------------------------------------------
                                Print Name



                                ---------------------------------------------
                                Signature                                Date


                                ---------------------------------------------
                                Print Name



                                Partnership Employer
                                Identification Number
                                52-1377632

                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                          FHA PROJECT NO.: 000-35090-PM
                         MANAGING AGENT'S CERTIFICATION
                                DECEMBER 31, 1998




                          CERTIFICATE OF MANAGING AGENT



         We hereby certify that we have examined the accompanying financial statements and supplemental data of Linden Park Associates Limited Partnership, and, to the best of our knowledge and belief, the same is complete and accurate.




                                Beltway Management, Inc.
                                CORPORATE OFFICER



                                ---------------------------------------------
                                Signature                                Date


                                ---------------------------------------------
                                Print Name



                                Corporate Employer
                                Identification Number
                                52-1006619

Grubman & Associates
of Maryland, P.C. - Certified Public Accountants
101 Chestnut Street, Suite 120
Gaithersburg, MD 20877
(301) 948-3464
Facsimile (301) 762-7350


                   REPORT ON AUDITED FINANCIAL STATEMENTS AND
                            SUPPLEMENTARY INFORMATION

                          Independent Auditor's Report


To the Partners
Linden Park Associates Limited Partnership
Triangle, Virginia

We have audited the accompanying balance sheet of Linden Park Associates Limited Partnership as of December 31, 1998, and the related statements of income, cash flows and analysis of partners' equity for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linden Park Associates Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1999 on our consideration of Linden Park Associates Limited Partnership's internal control structure and a report dated January 21, 1999 on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Grubman & Associates of Maryland, P.C.

Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 21, 1999


Employer Identification No.: 52-1885118
Engagement Principal: Stewart A. Grubman

                         LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                                FHA PROJECT NO.: 000-35090-PM
                                        BALANCE SHEET
                                      DECEMBER 31, 1998


                                           ASSETS


Current Assets
  1120  Cash in Bank                                        $97,763
  1121  Cash in Bank - Owners                                   890
  1130  Tenant Accounts Receivable                           12,695
  1140  Accounts Receivable - Other                           2,890
  1153  Due from General Partners                                15               $114,253
                                                        -----------

Deposits Held in Trust - Funded
  1191  Tenants Security Deposits (Contra)                                          68,762

Prepaid Expenses
  1240  Property Insurance                                    2,203
  1250  Mortgage Insurance Premium                              955
  1251  Insurance - Other                                       241                  3,399
                                                        -----------

Restricted Deposits and Funded Reserves
  1310  Mortgage Escrow Deposits                             27,601
  1320  Replacement Reserve                                  88,886                116,487
                                                        -----------

Fixed Assets
  1410  Land                                                456,828
  1420  Buildings                                         5,657,969
  1450  Building Equipment - Portable                       359,506
  1451  Furniture & Fixtures                                 23,264
  1452  Improvements                                        108,483
                                                        -----------

    Total Fixed Assets                                    6,606,050

    Less:  Accumulated Depreciation                      (2,615,129)             3,990,921
                                                        -----------           ------------

  TOTAL ASSETS                                                                  $4,293,822
                                                                              ============





See Accompanying Notes to Financial Statements.





                             LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                                    FHA PROJECT NO.: 000-35090-PM
                                            BALANCE SHEET
                                          DECEMBER 31, 1998


LIABILITIES AND PARTNERS' EQUITY


Current Liabilities
  2110  Accounts Payable                                    $20,083
  2120  Accrued Wages Payable                                 6,924
  2130  Accrued Interest Payable                              3,579
  2135  Accrued Interest - Sellers Note                     619,434
  2150  Payroll Taxes Payable                                   737
  2155  Management Fee Payable                                9,498
  2320  Mortgage Payable - Current Portion                  105,914               $766,169
                                                       ------------

Deposits and Prepayment Liabilities
  2191  Tenants Security Deposits (Contra)                   38,830
  2210  Rent Deferred Credits                                   725                 39,555
                                                       ------------

Long Term Liabilities
  2310  Notes Payable - Sellers                           1,800,000
  2320  Mortgage Payable                                  2,147,248
                                                       ------------
                                                          3,947,248
    Less:  Current Portion                                 (105,914)             3,841,334
                                                       ------------

Partners' Equity
  3130  Partners' Equity (Deficit)                                                (353,236)
                                                                               -----------


    TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $4,293,822
                                                                               ===========

See Accompanying Notes to Financial Statements.

Statement of                                     U.S. Department of Housing
Profit and Loss                                  and Urban Development
                                                 Office of Housing
                                                 Federal Housing Commissioner
                                      OMB Approval No. 2502-0052 (Exp. 8/31/92)

Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management
Officer. Office of Information Policies and Systems, U. S. Department of Housing and Urban Development, Washington, D. C. 20410-3600 and to the Office of
Management and Budget, Paperwork Reduction Project (2502-0052).  Washington,  D.
C. 20503. Do not send this completed form to either of these addresses.

For Month/Period                                 Project Number                     Project Name
Beginning      1/1/98   Ending  12/31/98         000-35090-PM                       Linden Park

Part I                            Description of Account                   Acct.No.     Amount*
                  Apartments or Member Carrying Charges (Coops)              5120      $    1,313,529
                  Tenant Assistance Payments                                 5121      $       29,089
Rental            Furniture and Equipment                                    5130      $
Income            Stores and Commercial                                      5140      $
5100              Garage and Parking Spaces                                  5170      $
                  Flexible Subsidy Income                                    5180      $
                  Miscellaneous (specify)                                    5190      $
                  Total Rent Revenue             Potential at 100% Occupancy                               $   1,342,618
                  Apartments                                                 5220       (      76,617)
                  Furniture and Equipment                                    5230       (            )
Vacancies         Stores and Commercial                                      5240       (            )
5200              Garage and Parking Spaces                                  5270       (            )
                  Miscellaneous (specify)                                    5290       (            )
                  Total Vacancies                                                                           (     76,617)
                  Net Rental Revenue             Rent Revenue Less Vacancies                               $   1,266,001
                  Elderly and Congregate Services Income -- 5300
                  Total Service Income           (Schedule Attached)         5300      $                   $           0
                  Interest Income-Project Operations                         5410      $       3,373
Financial         Income from Investments-Residual Receipts                  5430      $
Revenue           Income from Investments-Replacement Reserve                5440      $       2,929
5400              Income from Investments-Miscellaneous                      5490      $
                  Total Financial Revenue                                                                  $       6,302
                  Laundry and Vending                                        5910      $      35,893
                  NSF and Late Charges                                       5920      $       7,368
Other             Damages and Cleaning Fees                                  5930      $
Revenue           Forfeited Tenant Security Deposits                         5940      $          99
5900              Other Revenue (specify)                                    5990      $         673
                  Total Other Revenue                                                                      $      44,033
                  Total Revenue                                                                            $   1,316,336
                  Advertising                                                6210      $      48,894
                  Other Renting Expense                                      6250      $       5,734
                  Office Salaries                                            6310      $      30,996
                  Office Supplies                                            6311      $      13,025
                  Office or Model Apartment Rent                             6312      $
Administrative    Management Fee                                             6320      $     108,967
Expenses          Manager or Superintendent Salaries                         6330      $      34,060
6200/6300         Manager or Superintendent Rent Free Unit                   6331      $      15,112
                  Legal Expenses (Project)                                   6340      $       5,761
                  Auditing Expenses (Project)                                6350      $       7,500
                  Bookkeeping Fees/Accounting Services                       6351      $       9,504
                  Telephone and Answering Service                            6360      $      10,105
                  Bad Debts                                                  6370      $      22,609
                  Miscellaneous Administrative Expenses (specify)            6390      $       2,104
                  Total Administrative Expenses                                                            $     314,371
                  Fuel Oil/Coal                                              6420      $
Utilities         Electricity                                                6450      $      20,106
Expenses          Water                                                      6451      $      29,153
6400              Gas                                                        6452      $      68,447
                  Sewer                                                      6453      $      38,440
                  Total Utilities Expense                                                                  $     156,146

* All amounts must be rounded to the nearest dollar; $.50 and               Page 1 of 2           Form HUD-92410 (     )
  over, round up - $.49 and below, round down.                                                    Ref. HB 4370.2

See Accompanying Notes to Financial Statements.
                                                                 -4-

                  Janitor and Cleaning Payroll                               6510      $      23,991
                  Janitor and Cleaning Supplies                              6515      $       1,589
                  Janitor and Cleaning Contract                              6517      $      17,549
                  Exterminating Payroll/Contract                             6519      $       4,578
                  Exterminating Supplies                                     6520      $         300
                  Garbage & Trash Removal                                    6525      $      54,404
                  Security Payroll/Contract                                  6530      $       1,470
                  Grounds Payroll                                            6535      $      21,093
Operating and     Grounds Supplies                                           6536      $       4,552
Maintenance       Grounds Contract                                           6537      $      26,784
Expenses          Repairs Payroll                                            6540      $      62,180
6500              Repairs Material                                           6541      $
                  Repairs Contract                                           6542      $      20,689
                  Elevator Maintenance/Contract                              6545      $       3,560
                  Heating/Cooling Repairs and Maintenance                    6546      $         348
                  Swimming Pool Maintenance/Contract                         6547      $      19,292
                  Snow Removal                                               6548      $
                  Decorating Payroll/Contract                                6560      $      22,373
                  Decorating Supplies                                        6561      $
                  Other                                                      6570      $
                  Miscellaneous Operating and Maintenance Expenses           6590      $       3,802
                  Total Operating and Maintenance Expenses                                                 $     288,554
                  Real Estate Taxes                                          6710      $      53,173
                  Payroll Taxes (FICA)                                       6711      $      16,422
                  Miscellaneous Taxes, Licenses and Permits                  6719      $         140
Taxes             Property and Liability Insurance (Hazard)                  6720      $      13,239
and               Fidelity Bond Insurance                                    6721      $         715
Insurance         Workmen's Compensation                                     6722      $       4,188
6700              Health Insurance and Other Employee Benefits               6723      $      18,068
                  Other Insurance (specify)                                  6729      $
                  Total Taxes and Insurance                                                                $     105,945
                  Interest on Bonds Payable                                  6810      $
                  Interest on Mortgage Payable                               6820      $      43,900
Financial         Interest on Notes Payable (Long-Term)                      6830      $
Expenses          Interest on Notes Payable (Short-Term)                     6840      $
6800              Mortgage Insurance Premium/Service Charge                  6850      $      11,501
                  Miscellaneous Financial Expenses                           6890      $       1,404
                  Total Financial Expenses                                                                  $     56,805
Elderly &         Total Service Expenses--Schedule Attached                  6900                           $          0
Congregate        Total Cost of Operations Before Depreciation                                              $    921,821
Service           Profit (Loss) Before Depreciation                                                         $    394,515
Expenses          Depreciation (Total)--6600 (specify)                       6600                           $    242,126
6900              Operating Profit or (Loss)                                                                $    152,389
                  Officer Salaries                                           7110      $
Corporate or      Legal Expenses (Entity)                                    7120      $
Mortgagor         Taxes (Federal-State-Entity)                               7130-32   $
Entity            Other Expenses (Entity)                                    7190      $     171,980
Expenses          Total Corporate Expenses                                                                  $    171,980
7100              Net Profit or (Loss)                                                                      $    (19,591)
Warning:  HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties.  (18 U.S.C. 1001, 1010,1012; 31 U.S.C. 3729,
3802)
Miscellaneous or other Income and Expense  Sub-account  Groups. If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590,
6729,  6890,  and 7190) exceed the Account  Groupings  by 10% or more,  attach a separate schedule describing or explaining the miscellaneous income or expense.

Part II
1.   Total  principal  payments  required under the mortgage,  even if payments under a Workout
     Agreement are less or more than those required under the mortgage.                                     $   103,811
2.   Replacement  Reserve deposits required by the Regulatory  Agreement or Amendments thereto,
     even if payments may be temporarily suspended or waived.                                               $    62,400
3.   Replacement  or Painting  Reserve  releases  which are  included as expense  items on this
     Profit and Loss statement.                                                                             $         0
4.   Project  Improvement Reserve Releases under the Flexible Subsidy Program that are included
     as expense items on this Profit and Loss Statement.                                                    $         0

                                                             Page 2 of 2                                    Form HUD-92410
See Accompanying Notes to Financial Statements.

                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                         STATEMENT OF PARTNERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                        General        Limited          Total
                                       Partners        Partners
                                      ------------------------------------------

Partners' (Deficit) -
January 1, 1998                       ($ 30,578)      ($303,067)      ($333,645)

Add:  Net Income for the
       Year                                (392)        (19,199)        (19,591)
                                      ------------------------------------------

Partners' (Deficit) -
December 31, 1998                     ($ 30,970)      ($322,266)      ($353,236)
                                      ==========================================









See Accompanying Notes to Financial Statements.

                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                      STATEMENT OF CASH FLOWS - OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


OPERATING ACTIVITIES:
  Revenues
   Rent Income                                      $ 1,248,492
   Financial Income                                       6,302
   Laundry Income                                        35,893
   Other Tenant Charges                                   8,140      $ 1,298,827
                                                    -----------
  Expenses
   Administrative Expenses                              127,474
   Utilities Expenses                                   156,929
   Management Fees                                      109,596
   Operating & Maintenance Expenses                     173,141
   Payrolls                                             188,189
   Taxes - Real Estate                                   53,173
   Taxes - Other                                         16,487
   Interest on Mortgages                                 44,073
   Interest - Other                                       1,204
   Insurance                                             36,202
   Mortgage Insurance Premiums                           11,460
   Miscellaneous                                            200         918,128
                                                    -----------      ----------

   TOTAL PROVIDED BY OPERATIONS                                      $  380,699
                                                                     ----------

INVESTING ACTIVITIES:
   Net Change in Tax and Insurance Escrow                                 4,595
   Net Change in Replacement Reserve                                      7,755
   Increase in Funded Security Deposits                                  (2,284)
   Decrease in Tenants Security Deposits                                 (5,688)
   Purchase of Assets                                                   (64,587)
                                                                     ----------

   TOTAL USED BY INVESTING ACTIVITIES                                   (60,209)
                                                                     ----------

FINANCIAL ACTIVITIES:
   Surplus Cash Distributions                                          (198,598)
   Amortization of Mortgage                                            (103,811)
                                                                     ----------

   TOTAL USED FOR FINANCIAL ACTIVITIES                                 (302,409)
                                                                     ----------

   INCREASE (DECREASE) IN CASH BALANCE                                   18,081

Cash at Beginning of Year                                                79,682
                                                                     ----------

Cash at End of Year                                                  $   97,763
                                                                     ==========


See Accompanying Notes to Financial Statements.

                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                   RECONCILIATION OF CASH FLOWS - OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


Reconciliation of Net Income (Loss) to Net Cash Provided by
Operating Activities:


Net Income (Loss)                                                      $152,389
Adjustments to Reconcile Net Income (Loss)
    to Net Cash Provided by
    Operating Activities:
  Depreciation                                                          242,126
  Decrease (Increase) in:
    Accounts Receivable - Tenants                                        (2,979)
    Accounts Receivable - Section 8                                         (40)
    Prepaid Property Insurance                                                8
    Prepaid Mortgage Insurance                                               41
  Increase (Decrease) in:
    Accounts Payable - Trade                                            (11,428)
    Accounts Payable - Management Agent                                    (629)
    Accrued Interest Payable                                               (173)
    Accrued Wages                                                           687
    Rents Received in Advance                                               622
    Accrued Payroll Taxes                                                    75
                                                                       --------

Net Cash Provided (Used) by
Operating Activities                                                   $380,699
                                                                       ========




See Accompanying Notes to Financial Statements.

                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                          FHA PROJECT NO.: 000-35090-PM
                      STATEMENT OF CASH FLOWS - PARTNERSHIP
                      FOR THE YEAR ENDED DECEMBER 31, 1998


OPERATING ACTIVITIES:

  Revenues
    Financial Income                                                   $     20

  Expenses
    Partnership Administration Fee                    $  10,000
    Interest on Sellers Notes                           188,598         198,598
                                                      ---------        --------

    TOTAL USED BY OPERATIONS                                           (198,578)
                                                                       --------

FINANCIAL ACTIVITIES:

  Surplus Cash Distributions                                            198,598
                                                                       --------

  INCREASE (DECREASE) IN CASH BALANCE                                        20

Cash at Beginning of Year                                                   870
                                                                       --------

Cash at End of Year                                                    $    890
                                                                       ========




See Accompanying Notes to Financial Statements.

                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                     STATEMENT OF CASH FLOWS - PARTNERSHIP
                      FOR THE YEAR ENDED DECEMBER 31, 1998


Reconciliation of Net Income (Loss) to Net Cash Provided by Operating
Activities:


Net Income (Loss)                                                     ($171,980)
Adjustments to Reconcile Net Income (Loss)
      to Net Cash Provided (Used) by
      Operating Activities:
  Increase (Decrease) in:
   Accrued Interest - Sellers Notes                                     (26,598)
                                                                      ---------


  Net Cash Provided (Used) by
  Operating Activities                                                ($198,578)
                                                                      =========





See Accompanying Notes to Financial Statements.

                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                          FHA PROJECT NO.: 000-35090-PM
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.       Summary of Significant Accounting Policies:

         a)       Organization:

                  The Virginia limited partnership was organized on December 6, 1984 to own, maintain and operate a 198 unit apartment complex (the project) located in Dumfries, Virginia. The operation of the project is governed under Section 221 (d) (4) of the National Housing Act by a regulatory agreement with the Federal Housing Administration. Such projects are regulated by HUD as to operating methods. By amendment to the regulatory agreement project rent charges were decontrolled by HUD. The Virginia Housing Development Authority (VHDA) controls the rent charges pursuant to their regulatory agreement.

                  The Amended and Restated Certificate of Limited Partnership provides that profits and losses from operations be allocated 1% to the Local General Partner, 1% to the Associate General Partner and 98% to the Investor Limited Partner. However, 1) the allocation of deductions in respect of depreciation on property contributed to the partnership is to be allocated according to the basis contributed by respective partners, and
                  2) deductions in respect of the operating deficit guarantee fee are to be allocated 1% to the Associate General Partner and 99% to the Investor Limited Partner. In the case of certain other events which are specified in the Partnership Agreement (for example, a sale or refinancing of the property) the allocation may be different than as described above for profits and losses from operations.

         b)       Depreciation:

                  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally using the straight line method over 30 years for buildings, 5 years for portable building equipment and 7 years for office equipment.

         c)       Income Taxes:

                  No provision for income taxes has been made in the financial statements since these taxes are the personal responsibilities of the partners.

         d)       Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Notes to Financial Statements                                            Page 2


2.       Mortgage Payable:

         The 2% FHA insured mortgage, collateralized by property and building of the partnership, to the Virginia Housing Development Authority and the Loyola Federal Savings & Loan requiring monthly payments as follows:

         Principal         Tax and Insurance     Replacement
         and Interest      Escrow                Reserve         Total
         ------------      ------                -------         -----
         $12,324           $6,687                $5,200          $24,211
         =======           ======                ======          =======

         The balance as of December 31, 1998 is:

                  Virginia Housing Development
                  Authority                                   $2,014,134
                  Loyola Federal Savings & Loan                  133,114
                                                              ----------
                                                              $2,147,248

         Amortization for the next five years is as follows:

                                1999                       $105,914
                                2000                       $108,044
                                2001                       $110,216
                                2002                       $112,450
                                2003                       $114,719
                 2004 and Thereafter                     $1,595,905


         The fair value of the mortgage payable is estimated based on the current rates offered for debt of the same remaining maturities. At December 31, 1998, the fair value of the mortgage payable approximates the amounts recorded in the financial statements.


3.       Related Party Transactions:

         The project is managed by Beltway Management, Inc., an affiliate of a general partner, pursuant to the management agreement approved by HUD.

         The partnership pays a 8.6% management fee based on the gross collections of the project. The management fee for the year ended December 31, 1998 charged to operations was $108,967.

Notes to Financial Statements                                             Page 3


4.       Allowable Distribution:

         Although this project is "profit motivated" as defined by HUD, the Virginia Housing Development Authority had previously limited the dividends. During the calendar year, the Virginia Housing Development Authority lifted this limitation.

         The partnership agreement requires that cash flow from operations be distributed: 1) first $10,000 to partnership administrative fee, 2) balance to the accrued interest payable on the sellers purchase money promissory notes.


5.       Notes Payable - Sellers:

         The purchase money promissory notes of $1,800,000 due December 11, 1999 bearing interest at 9% per annum collateralized by the pledge of limited and general partnership interests.

         All of the purchase money notes and accrued interest thereon may be paid without penalty prior to maturity. However, it is not anticipated that any principal payments will be made prior to maturity and therefore the principal balances are classified as long term.





                            SUPPLEMENTAL INFORMATION














                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                         FORM 92410 - SUPPORT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 1998


Mortgage Entity Expense

  Interest Income - Partnership                                            ($20)
  Partnership Administration Fee                                         10,000
  Interest on Sellers Note                                              162,000
                                                                      ---------
                                                                      $ 171,980
                                                                      =========




                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                            SUPPLEMENTAL INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998


Delinquent Tenants Accounts Receivable:

                                                    Number of     Amount Past
                                                     Tenants          Due

Delinquent 30 Days                                      24         $ 8,007
Delinquent 30-60 Days                                   11           1,966
Delinquent over 90 Days                                 16           2,722
                                                                   -------
                                                                   $12,695
                                                                   =======

Accounts Receivable (Other than from Regular Tenants):

Name of              Original Date         Terms        Original     Balance
Borrower                                                Amount       Due
--------------------------------------------------------------------------------

Coinmach             December 1998                       $2,850           $2,850
Laundry Income                                         ========        =========


HUD - Section 8                                             $40              $40
                                                       ========        =========


Mortgage Escrow Deposits:

         Estimated amount required for
         future payment of:
                 City, State and County Taxes            $4,431
                 Property Insurance                      11,020
                 Mortgage Insurance                      10,505          $25,956
                                                      ---------

         Total Confirmed by Mortgagee                                     27,601
                                                                       ---------

         Amount Funded in Excess                                          $1,645
                                                                       =========


Tenant Security Deposits:

Tenant Security deposits are held in a separate bank account in the name of the project.


Compensation of Partners from Operations:

None




                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                      SUPPLEMENTAL INFORMATION - CONTINUED
                      FOR THE YEAR ENDED DECEMBER 31, 1998



Reserve for Replacements:

In accordance with the provisions of the regulatory agreement, restricted cash is held by Source One Mortgage Services to be used for replacement of property with approval of HUD as follows:


Balance, January 1, 1998                                 $ 96,641

Monthly Deposits - $5,200 x 12 months                      62,400

Interest Earned                                             2,928

Disbursements - Approved Releases                         (71,861)

Disbursement - Interest (monthly)                          (1,222)
                                                         --------

Balance, December 31, 1998,
  confirmed by mortgagee                                 $ 88,886
                                                         ========



Accrued Taxes:
Federal Unemployment                Accrued Wages                         $ 54
FICA - Employers' Share             Accrued Wages                          515
Virginia Unemployment               Accrued Wages                          168
                                                                   -----------
                                                                          $737
                                                                   ===========


Identity of Interest Firms:

The project is managed by Beltway Management, Inc., an affiliate of a general partner, pursuant to a management agreement submitted to the Department of Housing and Urban Development.



Accounts Payable (Other than Trade Creditors):

None


                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                      SUPPLEMENTAL INFORMATION - CONTINUED
                      FOR THE YEAR ENDED DECEMBER 31, 1998



Listing of Identity of Interest Companies and Activities doing Business with Owner/Agent:


     Company Name                       Type of Service             Amount
                                                                   Received

Beltway Management, Inc.           Management of Property           $108,967

Beltway Management, Inc.           Computer Fee                     $9,504



Unauthorized Distributions from Operations:

None





                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                         FHA PROJECT NO.: 000-35090-PM
                      SUPPLEMENTAL INFORMATION - CONTINUED
                      FOR THE YEAR ENDED DECEMBER 31, 1998


Schedule of Funds in Financial Institution as of December 31, 1998:

A.  Funds held by Mortgagor, Regular Operating Accounts:

    1)  NationsBank (checking)                                        $  2,834
    2)  NationsBank (checking)                                          60,837
    3)  Allegiance Bank (savings)                                       29,547
    4)  Susquehanna Bank (savings)                                       4,545
                                                                     ---------
    Operating Accounts, Total                                         $ 97,763
                                                                     ---------


B.  Funds held by Mortgagor in Trust, Tenant Security Deposits:

    1)  Allegiance Bank (checking)                                      68,762
                                                                     ---------
                                                                        68,762
                                                                     ---------


C.  Funds held by Mortgagee, in Trust

    1)  Tax & Insurance Escrow                                          27,601
    2)  Replacement Reserve                                             88,886
                                                                     ---------
    Funds held by Mortgagee, Total                                     116,487
                                                                     ---------


    TOTAL FUNDS IN FINANCIAL INSTITUTION                              $283,012
                                                                     =========




Computation of Surplus Cash,                  U.S. Department of Housing
Distributions and Residual                    and Urban Development
Receipts                                      Office of Housing
                                              Federal Housing Commissioner

Project Name                                  Fiscal Period Ended                        Project Number
Linden Park                                      12/31/98                                000-35090-PM

Part A - Compute Surplus Cash
Cash
  1.  Cash (Accounts 1110, 1120, 1191, 1192)                                                $  166,525
  2.  Tenant subsidy vouchers due for period covered by financial statement                 $
  3.  Replacement Reserve Release                                                           $
       (a)  Total Cash (Add Lines 1, 2, and 3)                                                                        $  166,525
Current Obligations
  4.  Accrued mortgage interest payable                                                     $    3,579
  5.  Delinquent mortgage principal payments                                                $
  6.  Delinquent deposits to reserve for replacements                                       $
  7.  Accounts payable (due within 30 days)                                                 $   20,083
  8.  Loans and notes payable (due within 30 days)                                          $
  9.  Deficient Tax Insurance or MIP Escrow Deposits                                        $
 10.  Accrued expenses (not escrowed)                                                       $   17,159
 11.  Prepaid Rents (Account 2210)                                                          $      725
 12.  Tenant security deposits liability (Account 2191)                                     $   38,830
 13.  Other (Describe)                                                                      $
       (b)  Less Total Current Obligations (Add lines 4 through 13)                                                   $   80,376
       (c)  Surplus Cash (Deficiency) (Line (a) minus Line (b))                                                       $   86,149
Part B - Compute Distributions to Owners and Required Deposit to Residual Receipts
  1.  Surplus Cash                                                                                                    $   86,149
Limited Dividend Projects
 2a.  Annual Distribution Earned During Fiscal Period Covered by Statement                  $
 2b.  Distribution Accrued and Unpaid as of the End of the Prior Fiscal Period              $
 2c.  Distributions Paid During Fiscal Period Covered by Statement                          $
  3.  Amount to be Carried on Balance Sheet as Distribution Earned but Unpaid
       (Line 2a plus 2b minus 2c)                                                           $        0
  4.  Amount Available for Distribution During Next Fiscal Period                                                     $   86,149
  5.  Deposit Due Residual Receipts (Must be deposited with Mortgagee within 60 days after
       Fiscal Period ends)                                                                                            $        0

Prepared By                                                                              Reviewed By
Loan Technician                    Date                                                  Loan Servicer       Date

                                                            Page 1 of 1                                      form HUD-93486 (8/95)

                                             LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                                                   FHA PROJECT NO.: 000-35090-PM
                                                  CHANGES IN FIXED ASSET ACCOUNTS
                                                FOR THE YEAR ENDED DECEMBER 31, 1998



                                    ASSETS                                             ACCUMULATED DEPRECIATION
                 ----------------------------------------------    -----------------------------------------------------------------
                     Balance                          Balance        Balance          Current           Balance           Net Book
                    01/01/98       Additions         12/31/98       01/01/98         Provision          12/31/98            Value
                 ----------------------------------------------    -----------------------------------------------------------------

Land              $  456,828      $     --        $  456,828       $     --         $     --          $     --           $  456,828

Buildings          5,657,969            --         5,657,969        2,054,276          216,406         2,270,682          3,387,287

Building
Equipment            359,506            --           359,506          294,987           23,009           317,996             41,510

Furniture &
Equipment             23,264            --            23,264           23,008              171            23,179                 85

Improvements          43,896          64,587         108,483              732            2,540             3,272            105,211
                 ----------------------------------------------    -----------------------------------------------------------------

                  $6,541,463      $   64,587      $6,606,050       $2,373,003       $  242,126        $2,615,129         $3,990,921
                 ==============================================    =================================================================



              INDEPENDENT AUDITOR'S REPORT ON THE INTERNAL CONTROL
                  STRUCTURE (COMBINED REPORT APPLICABLE TO THE
                 FINANCIAL STATEMENTS AND HUD-ASSISTED PROGRAMS)

                          Independent Auditor's Report


To the Partners
Linden Park Associates Limited Partnership
Triangle, Virginia

We have audited the financial statements of Linden Park Associates Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 21, 1999. We have also audited Linden Park Associates Limited Partnership's compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated January 21, 1999.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs ("the Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Linden Park Associates Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of Linden Park Associates Limited Partnership is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgements by management are required to assess the expected benefits and related costs of the internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

In planning and performing our audits, we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Linden Park Associates Limited Partnership and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Linden Park Associates Limited Partnership's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on such internal control structure policies and procedures. Accordingly, we do not express such an opinion.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



/s/ Grubman & Associates of Maryland, P.C.

Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 21, 1999













            INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
                  REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS

                          Independent Auditor's Report


To the Partners
Linden Park Associates Limited Partnership
Triangle, Virginia

We have audited the financial statements of Linden Park Associates Limited Partnership as of and for the year ended December 31, 1998 and have issued our report thereon dated January 21, 1999.

We have also audited Linden Park Associates Limited Partnership's compliance with the specific requirements governing federal financial reports, mortgage status, the replacement reserve, the residual receipts, tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, and management functions, that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1998.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs ("the Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Linden Park Associates Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, Linden Park Associates Limited Partnership complied in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1998.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ Grubman & Associates of Maryland, P.C.

Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 21, 1999



            INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
               REQUIREMENTS APPLICABLE TO AFFIRMATIVE FAIR HOUSING

                          Independent Auditor's Report



To the Partners
Linden Park Associates Limited Partnership
Triangle, Virginia

We have audited the financial statements of Linden and for the year ended December 31, 1998, and have issued our report thereon dated January 21, 1999.

We  have  also  applied  procedures  to  test  Linden  Park  Associates  Limited
Partnership's   compliance  with  the  Affirmative  Fair  Housing   requirements
applicable to its HUD assisted programs, for the year ended December 31, 1998.

Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs ("the Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Our procedure was substantially less in scope than an audit, the objective of which is the expression of an opinion on Linden Park Associates Limited Partnership's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



/s/ Grubman & Associates of Maryland, P.C.

Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 21, 1999



                   INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE
                      WITH LAWS AND REGULATIONS APPLICABLE
                           TO THE FINANCIAL STATEMENTS



To the Partners
Linden Park Associates Limited Partnership
Triangle, Virginia

We have audited the financial statements of Linden Park Associates Limited Partnership as of and for the year ended December 31, 1998, and have issued our report thereon dated January 21, 1999.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts, and grants applicable to Linden Park Associates Limited Partnership is the responsibility of Linden Park Associates Limited Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Linden Park Associates Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grants. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ Grubman & Associates of Maryland, P.C.

Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 21, 1999




                   LINDEN PARK ASSOCIATES LIMITED PARTNERSHIP
                          FHA PROJECT NO.: 000-35090-PM
                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                         COMPLIANCE AND INTERNAL CONTROL
                      FOR THE YEAR ENDED DECEMBER 31, 1998




         Findings/Noncompliance                         Questioned Cost

         None                                                N/A












                           Reznick Fedder & Silverman
            Certified Public Accountants - A Professional Corporation
       745 Atlantic Avenue - Suite 800 - Boston, Massachusetts 02111-2735
                   Phone (617) 423-5855 - Fax (617) 423-6651


                          INDEPENDENT AUDITORS' REPORT




To the Partners
Liberty Housing Partners Limited Partnership



        Our report on the 1998 and 1997 financial statements of Liberty Housing Partners Limited Partnership is included on page 34 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                               /s/ REZNICK FEDDER & SILVERMAN

Boston, Massachusetts                           REZNICK FEDDER & SILVERMAN
March 10, 1998

                                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                                (A Massachusetts Limited Partnership)

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY OWNED BY
                                     LOCAL LIMITED PARTNERSHIPS IN WHICH REGISTRANT HAS INVESTED
                                                         At December 31,1998




                                                       Cost at Interest              Net         Gross Amount At Which Carried
                                                       Acquisition Date          Improvements         At December 31, 1998
                                                  -------------------------      Capitalized   ----------------------------------
                               Number     Total                  Buildings        Subsequent                 Buildings
                                 Of       Encum-                    And              to                        And
Property                       Units     brances      Land     Improvements      Acquisition      Land    Improvements    Total
------------------------------ -----   ----------  ----------  ------------      ------------- ---------- ------------- ---------
Garden Apartment Complexes - Elderly Housing:
---------------------------------------------

Surry Manor Apartments,         44      $934,598     $50,239     $1,259,177        60,485      $54,839    $1,315,062    $1,369,901
   Dobson, NC
Glendale Manor Apartments,      50       855,216      53,652      1,187,181        12,640       53,652     1,199,821     1,253,473
   Clinton, SC
Fuquay-Varina Homes,            60       743,122      72,396      1,401,073        24,283       79,276     1,418,476     1,497,752
   Fuquay, NC
Williamston Homes,              50       586,767      60,967      1,096,520        37,586       81,067     1,114,006     1,195,073
   Williamston, NC
Oxford Homes, Oxford, NC        50       590,460      64,360      1,085,939        27,143       67,950     1,109,492     1,177,442

Garden Apartment Complexes - Low and Moderate Income Housing:
-------------------------------------------------------------

Compass West Apartments,       200     3,110,997     397,105      4,822,593       325,778      469,020     5,076,456     5,545,476
   Austintown, OH
Meadowwood Apartments,          80       788,895      90,146      1,337,358        39,379       90,146     1,376,737     1,466,883
   Tifton, GA
Brierwood Apartments,           56       856,358      76,325      1,024,970       (26,931)      76,325       998,039     1,074,364
   Bainbridge, GA
Pine Forest Apartments,         64     1,229,691      44,588      1,491,921         1,380       44,588     1,493,301     1,537,889
   Cairo, GA
Osuna Apartments,              110     1,316,060     255,230      1,987,767        33,092      255,230     2,020,859     2,276,089
   Albuquerque, NM
Linden Park Apartments         198     4,261,517     357,236      4,544,514     1,704,300      456,828     6,149,222     6,606,050
   Triangle, VA
Brierwood II Apartments         18       369,139      27,288        423,387            --       27,288       423,387       450,675
   Bainbridge, GA

Garden Apartment Complexes - Other Assisted Housing:
----------------------------------------------------

Fiddlers Creek Apartments,     160     2,178,611     275,147      3,156,533       426,765      389,973     3,468,472     3,858,445
   Winston Salem, NC         -----   -----------  ----------    -----------    ----------   ----------   -----------   -----------
Total Local Limited
   Partnership Real Estate   1,140   $17,821,431  $1,824,679    $24,818,933    $2,665,900   $2,146,182   $27,163,330   $29,309,512
                             =====   ===========  ==========    ===========    ==========   ==========   ===========   ===========
                                                                               Life on Which
                                                                               Depreciation
                                               Accumulated           Date       is Computed
Property                                       Depreciation         Built        (Years)
---------------------------------            ----------------      ---------   -------------
Garden Apartment Complexes - Elderly Housing:
---------------------------------------------

Surry Manor Apartments,                          $639,645            1981            3-30
   Dobson, NC
Glendale Manor Apartments,                        594,259            1980            3-30
   Clinton, SC
Fuquay-Varina Homes,                              701,170            1977            3-30
   Fuquay, NC
Williamston Homes,                                551,962            1978            3-30
   Williamston, NC
Oxford Homes, Oxford, NC                          547,390            1978            3-30

Garden Apartment Complexes - Low and Moderate Income Housing:
-------------------------------------------------------------

Compass West Apartments,                        2,467,773            1974            7-30
   Austintown, OH
Meadowwood Apartments,                            799,404            1977           10-25
   Tifton, GA
Brierwood Apartments,                             554,634            1979           10-25
   Bainbridge, GA
Pine Forest Apartments,                           864,586            1980           10-25
   Cairo, GA
Osuna Apartments,                               1,029,692            1975            5-30
   Albuquerque, NM
Linden Park Apartments                          2,615,129            1975            5-30
   Triangle, VA
Brierwood II Apartments                           248,379            1984           10-25
   Bainbridge, GA

Garden Apartment Complexes - Other Assisted Housing:
----------------------------------------------------

Fiddlers Creek Apartments,                      1,602,562            1977            5-30
   Winston Salem, NC                          -----------
Total Local Limited
     Partnership Real Estate                  $13,216,585
                                              ===========
The aggregate cost of the above properties for Federal income tax purposes at December 31, 1998 is $36,305,945.

A  reconciliation  of summarized  carrying value of the above  properties for the years ended December 31, 1998,  1997 and 1996 is a follows:
                                                             1998                  1997                1996
                                                             ----                  ----                ----
Balance at beginning of year                              $28,802,902          $28,708,988          $27,292,762
Additions during the period - Improvements subse-
  equent to acquisition, net of dispositions                  506,610               93,914            1,416,226
                                                          -----------          -----------          -----------
Balance at end of year                                    $29,309,512          $28,802,902          $28,708,988
                                                          ===========          ===========          ===========
A reconciliation of summarized accumulated depreciation on the above properties for the years ended December 31, 1998, 1997 and 1996 is as follows:
                                                             1998                  1997                1996
                                                             ----                  ----                ----
Balance at beginning of year                             ($12,276,725)        ($11,329,357)        ($10,381,105)
Current provision for depreciation                           (939,860)            (947,368)            (948,252)
                                                          -----------          -----------          -----------
Balance at end of year                                   ($13,216,585)        ($12,276,725)        ($11,329,357)
                                                         ============         ============         ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None

       PART III

Item 10.  Directors and Executive Officers of the Partnership

       (a-b)  Identification of Directors and Executive Officers

       The Partnership has no directors or officers. As indicated in Item 1 of this report, the Managing General Partner of the Partnership, as of December 27, 1995, is TNG Properties Inc., a Massachusetts corporation. Under the Partnership Agreement, the Managing General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the directors and executive officers of the Managing General Partner, TNG Properties Inc., are as follows as of March 18, 1999:


Name                     Title                                              Age
----                     -----                                              ---

Michael A. Stoller       President, Chief Executive Officer and Director    42

Wilma R. Brooks          Vice President, Treasurer and Director             41

Barbara A. Gilman        Vice President and Director of Management          49

Stephen D. Puliafico     Director                                           43

James C. Coughlin        Director                                           34

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

        James C. Coughlin is a Director of the Managing General Partner. Since September 1997 Mr. Coughlin has been Vice President of Acquisitions of The Newton Group, LLC. Mr. Coughlin is responsible for corporate finance, project finance, project acquisitions, site selection and strategic planning. From 1995 to 1997, Mr. Coughlin was a principal of Peacock Associates, a real estate consulting and financial advisory firm. From 1992 to 1995, Mr. Coughlin was a real estate finance specialist for The Berkshire Group. Mr. Coughlin received his B.A. from Stonehill College and his M.B.A. from Suffolk University. Mr. Coughlin is a licensed Massachusetts real estate broker and a candidate at Boston University's Real Estate Finance Certificate Program.

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

Item 10.  Directors and Executive Officers of the Partnership, continued

Such officers, directors and ten-percent security holders are also required by applicable rules to furnish the Partnership with copies of all Section 16(a) reports they file. Although the Partnership has no directors or officers, the rules promulgated under ss. 16(a) provide that, for purposes of ss. 16, officers of the Managing General Partner are considered to be officers of the Partnership. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 3, 4 or 5 were required for such persons. The Partnership believes that, during the fiscal year ended December 31, 1998, its officers and ten percent security holders complied with all Section 16(a) filing requirements applicable to such individuals.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management, continued

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

       No person or group is known by the Managing General Partner to own beneficially more than 5% of the Partnership's 21,566 Units outstanding as of December 31, 1998.

       (b) Security ownership of management.

       By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The Former Associate General Partner owned 10 Units, which have been assigned, as of January 1, 1997, to the current Managing General Partner.

       (c) Changes in Control.

       None.

Item 13.  Certain Relationships and Related Transactions

       (a), (b), and (c): The Managing General Partner of the Partnership is TNG Properties, Inc., a Massachusetts corporation. See Note 6 to the Financial Statements of the Partnership contained in Item 8 of this report for a description of the fees and expense reimbursement paid by the Partnership to the current or former Managing General Partner and its affiliates. Directors and executive officers of TNG Properties, Inc. are identified in Item 10 of this report. During 1998, the Partnership was not involved in any transaction involving any of these directors or officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the directors or officers of the Managing General Partner, nor were any of the individuals indebted to the Partnership. Liberty LGP, formerly an affiliate of the predecessor general partners and now an affiliate of the Managing General Partner is entitled to receive certain administrative fees from the Local Limited Partnerships. At January 1, 1998 an aggregate of $121,679 in accrued and unpaid administrative fees were due to Liberty LGP from the Local Limited Partnerships. During 1998, Liberty LGP accrued $68,500 in administrative fees due from the Local Limited Partnership and received payment aggregating $65,762. At December 31, 1998 accrued and unpaid administrative fees aggregated $124,417. Liberty LGP is not entitled to interest on the accrued and unpaid amount.

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

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

4.                     Instruments defining the rights of security holders:

4.1                    The Amended and Restated Certificate of Limited            Exhibit 4.1 to the registrants Annual
                       Partnership                                                Report on Form 10-K, for the period
                                                                                  ended December 31, 1995.

4.2                    First Amendment to Second Amended and Restated             Exhibit 4.2 to the registrants Annual
                       Certificate of Limited Partnership                         Report on Form 10-K, for the period
                                                                                  ended December 31, 1995.

*4.39                  Amended Agreement of Limited Partnership                   Exhibit A to the prospectus contained
                                                                                  in Form S-11 Registration Statement
                                                                                  (File 2-90617)

4.4                    Amendment to the Amended Agreement of Limited              Exhibit 4.4 to the registrants Annual
                       Partnership (withdrawal of Liberty Real Estate             Report on Form 10-K, for the period
                       Corporation and Admission of TNG Properties Inc.           ended December 31, 1995.

4.5                    Amendment to the Amended Agreement of Limited              Exhibit 4.5 to the registrants Annual
                       Partnership (withdrawal of LHP Associates Limited          Report on Form
                       Partnership)                                               10-K, for the period ended December 31,
                                                                                  1995.

10.                    Material Contracts and Other Documents

10.4                   Documents Relating to Partnership Interest in Surry
                       Manor, Ltd.

*10.4 (a)              Escrow Agreement dated August 31, 1984 between Billy P.    Exhibit 10.4 (a) Effective to
                       Shadrick, Bobby Ray Badgett, Housing Projects, Inc. and    Post-Amendment No. 1 to Form S-11
                       Liberty Housing Partners Limited Partnership.              Registration Statement (File 2-90617)

*10.4 (b)              Amended and Restated Certificate and Agreement of          Exhibit 10.4 (b) to Post- Effective
                       Limited Partnership of Surry Manor, Ltd.                   Amendment No. 1 to Form S-11
                                                                                  Registration Statement (File 2-90617)

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

 *10.4 (c)             Promissory Notes dated August 31, 1984 from Liberty        Exhibit 10.4 (c) to Post-Effective Amendment No.
                       Housing Partners Limited Partnership to Billy P.           1 to Form S-11 Registration Statement (File
                       Shadrick and from Liberty Housing Partners Limited         2-90617)
                       Partnership to Bobby Joe Davis.

 *10.4 (d)             Purchase Money Notes dated August 31, 1984 from Liberty    Exhibit 10.4 (d) to Post-Effective Amendment No.
                       Housing Partners to Billy P. Shadrick and from Liberty     1 to Form S-11 Registration Statement (File
                       Housing Partners Limited Partnership to Bobby Joe Davis.   2-90617)

 *10.4 (e)             Pledge Agreements dated August 31, 1984 between Billy P.   Exhibit 10.4 (e) to Post-Effective Amendment No.
                       Shadrick and Liberty Housing Partners Limited              1 to Form S-11 Registration Statement (File
                       Partnership and between Bobby Joe Davis and Liberty        2-90617)
                       Housing Partners Limited Partnership.

 *10.4 (f)             Deed of Trust Note dated July 11, 1980 from Surry Manor,   Exhibit 10.4 (f) to Post-Effective Amendment No.
                       Ltd. to Highland Mortgage Company and related Deed of      1 to Form S-11 Registration Statement (File
                       Trust dated July 11, 1980 among Surry Manor,  Ltd., James
                       2-90617) M. Tanner, and Highland Mortgage Company.

 *10.4 (g)             Regulatory Agreement dated July 11, 1980 between Surry     Exhibit 10.4 (g) to Post-Effective Amendment No.
                       Manor, Ltd. and the Secretary of Housing and Urban         1 to Form S-11 Registration Statement (File
                       Development.                                               2-90617)

 *10.4 (h)             Housing Assistance Payments Contract dated April 9, 1981   Exhibit 10.4 (h) to Post-Effective Amendment No.
                       between Surry Manor, Ltd. and the Secretary of Housing     1 to Form S-11 Registration Statement (File
                       and Urban Development.                                     2-90617)

 10.5                  Documents Relating to Partnership Interest in Glendale
                       Manor Apartments

 *10.5 (a)             Escrow Agreement dated August 31, 1984 between Billy P.    Exhibit 10.5 (a) to Post-Effective Amendment No.
                       Shadrick, Bobby Ray Badgett, Housing Projects, Inc. and    1 to Form S-11 Registration Statement (File
                       Liberty Housing Partners Limited Partnership.              2-90617)

 *10.5 (b)             Amended and Restated Certificate and Agreement of          Exhibit 10.5 (b) to Post-Effective Amendment No.
                       Limited Partnership of Glendale Manor Apartments.          1 to Form S-11  Registration Statement (File
                                                                                  2-90617)

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------
*10.5 (c)              Promissory Notes dated August 31, 1984 from Liberty        Exhibit 10.5 (c) to Post-Effective Amendment No.
                       Housing Partners Limited Partnership to Billy P.           1 to Form S-11 Regis-tration Statement (File
                       Shadrick, from Liberty Housing Partners Limited            2-90617)
                       Partnership to Bobby Joe Davis and from Liberty Housing
                       Partners Limited Partnership to Bobby R. Badgett.

*10.5 (d)              Purchase Money Notes dated August 31, 1984 from Liberty    Exhibit 10.5 (d) to Post-Effective Amendment No.
                       Housing Partners Limited Partnership to Billy P.           1 to Form S-11 Registration Statement (File
                       Shadrick and from Liberty Housing Partners Limited         2-90617)
                       Partnership to Bobby Joe Davis.

*10.5 (e)              Pledge Agreements dated August 31, 1984 between Billy P.   Exhibit 10.5 (e) to Post-Effective Amendment No.
                       Shadrick and Liberty Housing Partners Limited              1 to Form S-11 Regis-triton Statement (File
                       Partnership, between Bobby Joe Davis and Liberty Housing   2-90617)
                       Partners Limited Partnership and between Bobby R.
                       Badgett and Liberty Housing Partners Limited Partnership.

*10.5 (f)              Mortgage  Note dated  April 11,  1979 from  Glendale       Exhibit 10.5 (f) to  Post-Effective Amendment No.
                       Manor Apartments to Cincinnati  Mortgage  Corporation and  1 to Form S-11  Registration  Statement (File
                       related Mortgage dated April 11, 1979 between Glendale     2-90617)
                       Manor Apartments and Cincinnati Mortgage Corporation.

*10.5 (g)              Regulatory Agreement dated April 11, 1979 between          Exhibit 10.5 (g) to Post-Effective Amendment No.
                       Glendale Manor Apartments and the Secretary of Housing     1 to Form S-11 Registration Statement (File
                       and Urban Development.                                     2-90617)

*10.5 (h)              Housing Assistance Payments Contract dated May 30, 1980    Exhibit 10.5 (h) to Post-Effective Amendment No.
                       between Glendale Manor Apartments and the Secretary of     1 to Form S-11 Registration Statement (File
                       Housing and Urban Development                              2-90617)

10.6                   Documents Relating to Partnership Interest in Fiddlers
                       Creek Apartments

*10.6 (a)              Escrow Agreement dated September 28, 1984 between Billy    Exhibit 10.6 (a) To Post-Effective Amendment No.
                       P. Shadrick, Bobby Ray Badgett, J. Thomas Dotson and       1 to Form S-11 Registration Statement (File
                       Liberty Housing Partners Limited Partnership.              2-90617)

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

*10.6 (b)              Amended and Restated Certificate and Agreement of          Exhibit 10.6 (b) to Post-Effective Amendment No.
                       Limited Partnership of Fiddlers Creek Apartments.          1 to Form S-11 Registration Statement (File
                                                                                  2-90617)

*10.6 (c)              Promissory Note form dated September 28, 1984, Purchase    Exhibit 10.6 (c) to Post Effective Amendment No.
                       Money Note form dated September 28, 1984, Pledge           1 to Form S-11 Registration Statement (File
                       Agreement form dated September 28, 1984 and Schedule of    2-90617)
                       Promissory Notes, Purchase Money Notes and Pledge
                       Agreements between Liberty Housing Partners Limited
                       Partnership and the partners of Fiddlers Creek
                       Apartments.

*10.6 (d)              Deed of Trust Note dated September 1, 1975 from Fiddlers   Exhibit 10.6 (d) to Post-Effective Amendment No.
                       Creek Apartments to Guaranty Mortgage Company of           1 to Form S-11 Registration Statement (File
                       Nashville  and related  Deed of Trust dated  September 1,  2-90617)
                       1975  between  Fiddlers  Creek  Apartments  and
                       Guaranty Mortgage Company of Nashville.

*10.6 (e)              Regulatory Agreement dated September 1, 1975 between       Exhibit 10.6 (e) to Post-Effective Amendment No.
                       Fiddlers Creek Apartments and the Secretary of Housing     1 to Form S-11 Registration Statement (File
                       and Urban Development.                                     2-90617)

10.7                   Documents Relating to Partnership Interest Fuquay-Varina
                       Homes for the Elderly, Ltd.

*10.7 (a)              Escrow Agreement dated September 28, 1984 between Billy    Exhibit 10.7 (a) to Post-Effective Amendment No.
                       P. Shadrick, Bobby Ray Badgett and Liberty Housing         1 to Form S-11 Registration Statement (File
                       Partners Limited  Partnership.                             2-90617)

                                                                131
Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

*10.7 (b)              Amended and Restated Certificate and Agreement of          Exhibit 10.7 (b) to Post-Effective Amendment No.
                       Limited Partnership of Fuquay-Varina Homes for the         1 to Form S-11 Registration Statement (File
                       Elderly, Ltd.                                              2-90617)

*10.7 (c)              Promissory Note form dated September 28, 1984, Purchase    Exhibit 10.7 (c) to Post-Effective Amendment No.
                       Money Note form dated September 28, 1984, Pledge           1 to Form S-11 Registration Statement (File
                       Agreement form dated September 28, 1984 and Schedule of    2-90617)
                       Promissory Notes, Purchase Money Notes and Pledge
                       Agreements between Liberty Housing Partners Limited
                       Partnership and the partners of Fuquay-Varina Apartments.

*10.7 (d)              Deed of Trust Note dated May 23, 1977 from Fuquay-Varina   Exhibit 10.7 (d) to Post-Effective Amendment No.
                       Homes for Elderly, Ltd. to Cincinnati Mortgage             1 to Form S-11 Registration Statement (File
                       Corporation and related Deed of Trust dated May 23, 1977   2-90617)
                       between Fuquay-Varina Homes for the Elderly, Ltd. and
                       Cincinnati Mortgage Corporation.

*10.7 (e)              Regulatory Agreement dated May 23, 1977 between            Exhibit 10.7 (e) to Post-Effective Amendment No.
                       Fuquay-Varina Homes for the Elderly, Ltd. and the          1 to Form S-11 Registration Statement (File
                       Secretary of Housing and Urban Development.                2-90617)

*10.7 (f)              Housing Assistance Payments Contract dated May 3, 1978     Exhibit 10.7 to
                       between Fuquay-Varina Homes for the Elderly, Ltd. and      Post-Effective
                       the Secretary of Housing and Urban Development.            Amendment No. 1 to
                                                                                  Form S-11 Registration (File 2-90617)

10.8                   Documents Relating to Partnership Interest in Oxford
                       Homes for the Elderly, Ltd.

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

*10.8 (a)              Escrow Agreement dated September 28, 1984 between Billy    Exhibit 10.8 (a) to Post-Effective Amendment No.
                       P. Shadrick, Bobby Ray Badgett and Liberty Housing         1 to Form S-11 Registration Statement (File
                       Partners Limited Partnership.                              2-90617)

*10.8 (b)              Amended and Restated Certificate and Agreement of          Exhibit 10.8 (b) to Post-Effective Amendment No.
                       Limited Partnership of Oxford Homes for the Elderly, Ltd.  1 to Form S-11 Registration Statement (File
                                                                                  2-90617)

*10.8 (c)              Promissory Note form dated September 28, 1984, Purchase    Exhibit 10.8 (c) to Post-Effective Amendment No.
                       Money Note form dated September 28, 1984, Pledge           1 to Form S-11 Registration Statement (File
                       Agreement form dated September 28, 1984 and Schedule of    2-90617)
                       Promissory Notes, Purchase Money Notes and Pledge
                       Agreements between Liberty Housing Partners Limited
                       Partnership and the partners of Oxford Homes for the
                       Elderly, Ltd.

*10.8 (d)              Mortgage Note dated May 23, 1977 from Oxford Homes for     Exhibit 10.8 (d) to Post-Effective Amendment No.
                       the Elderly, Ltd. to Cincinnati Mortgage Corporation and   1 to Form S-11 Registration Statement (File
                       related Mortgage dated May 23, 1977 between Oxford Homes   2-90617)
                       for the Elderly, Ltd. and Cincinnati Mortgage
                       Corporation.

*10.8 (e)              Regulatory Agreement dated May 23, 1977 between Oxford     Exhibit 10.8 (e) to Post-Effective Amendment No.
                       Homes for the Elderly, Ltd. and the Secretary of Housing   1 to Form S-11 Registration Statement (File
                       and Urban Development.                                     2-90617)

*10.8 (f)              Housing Assistance Payments Contract dated July 3, 1978    Exhibit 10.8 (f) to Post-Effective Amendment No.
                       between Oxford Homes for the Elderly, Ltd. and the         1 to Form S-11 Registration Statement (File
                       Secretary of Housing and Urban Development.                2-90617)



Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

10.9                   Documents Relating to Partnership Interest in
                       Williamston Homes for the Elderly, Ltd.

*10.9 (a)              Escrow Agreement dated September 28, 1984 between Billy    Exhibit 10.9 (a) to Post-Effective Amendment No.
                       P. Shadrick, Bobby Ray Badgett and Liberty Housing         1 to Form S-11 Registration Statement (File
                       Partners Limited Partnership.                              2-90617)

*10.9 (b)              Amended and Restated Certificate and Agreement of          Exhibit 10.9 (b) to Post-Effective Amendment No.
                       Limited Partnership of Williamston Homes for the           1 to Form S-11 Registration Statement (File
                       Elderly, Ltd.                                              2-90617)

*10.9 (c)              Promissory Note form dated September 28, 1984, Purchase    Exhibit 10.9 (c) to Post-Effective Amendment No.
                       Money Note form dated September 28, 1984, Pledge           1 to Form S-11 Registration Statement (File
                       Agreement form dated September 28, 1984 and Schedule of    2-90617)
                       Promissory Notes, Purchase Money Notes and Pledge
                       Agreements between Liberty Housing Partners Limited
                       Partnership and the partners of Williamston Homes for
                       the Elderly, Ltd.

*10.9 (d)              Deed of Trust Note dated May 24, 1977 from Williamston     Exhibit 10.9 (d) to Post-Effective Amendment No.
                       Homes for the Elderly, Ltd. and Cincinnati Mortgage        1 to Form S-11 Registration Statement (File
                       Corporation and related Deed of Trust between              2-90617)
                       Williamston Homes for the Elderly, Ltd. and Cincinnati
                       Mortgage Corporation.

*10.9 (e)              Regulatory Agreement dated May 24, 1977 between            Exhibit 10.9 (e) to Post-Effective Amendment No.
                       Williamston Homes for the Elderly, Ltd. and the            1 to Form S-11 Registration Statement (File
                       Secretary of Housing and Urban Development.                2-90617)

*10.9 (f)              Housing Assistance Payments Contract dated September 19,   Exhibit 10.9 (f) to Post-Effective Amendment No.
                       1978 between Williamston Homes for the Elderly, Ltd. and   1 to Form S-11 Registration Statement (File
                       the Secretary of Housing and Urban Development.            2-90617)

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               ----------------------------------------------------      -------------------------------

10.10                  Documents Relating to Partnership Interest in
                       Austintown Associates

*10.10 (a)             Escrow Agreement dated October 30, 1984 between James      Exhibit 10.10 (a) to Post-Effective Amendment No.
                       P. Manchi, Robert P. Baker, First March Realty             1 to Form S-11 Registration Statement (File
                       Corporation and Liberty Housing Partners Limited           2-90617)
                       Partnership.

*10.10 (b)             Amended and Restated Certificate of Formation and          Exhibit 10.10 (b) to Post-Effective Amendment No.
                       Agreement of Limited Partnership of Austintown             1 to Form S-11 Registration Statement (File
                       Associates.                                                2-90617)

*10.10 (c)             Promissory Note form dated October 30, 1984, Purchase      Exhibit 10.10 (c) to Post-Effective Amendment No.
                       Money Note form dated October 30, 1984, Pledge             1 to Form S-11 Registration Statement (File
                       Agreement form dated October 30, 1984 and Schedule of      2-90617)
                       Promissory Notes, Purchase Money Notes and Pledge
                       Agreements between Liberty Housing Partners Limited
                       Partnership and the partners of Austintown Associates.

*10.10 (d)             Mortgage Note dated February 22, 1973 from Austintown      Exhibit 10.10 (d) to Post-Effective Amendment No.
                       Associates to Metropolitan Mortgage Corporation of         1 to Form S-11 Registration Statement (File
                       Ohio, Supplementary Mortgage Note dated November, 1975     2-90617)
                       from Austintown Associates to The Cleveland Trust
                       Company, Supplementary Mortgage Note dated March 24,
                       1978 from Austintown Associates to Diversified
                       Financial & Mortgage Services, Inc. and the related
                       Mortgage dated February 22, 1973 between Austintown
                       Associates and Metropolitan Mortgage Corporation of
                       Ohio.

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

*10.10 (e)             Regulatory Agreement dated February 22, 1973 between       Exhibit 10.10 (e) to Post-Effective Amendment No.
                       Austintown Associates and the Secretary of Housing and     1 to Form S-11 Registration Statement (File
                       Urban Development.                                         2-90617)

*10.10 (f)             Housing Assistance Payments Contracts dated December       Exhibit 10.10 (f) to Post-Effective Amendment No.
                       1, 1983 and June 1, 1984 between Austintown Associates     1 to Form S-11 Registration Statement (File
                       and the Secretary of Housing and Urban Development.        2-90617)

10.11                  Documents Relating to Partnership Interest in
                       Meadowwood, Ltd.

*10.11 (a)             Second Amended and Restated Certificate and Agreement      Exhibit 10.11 (a) to Post-Effective Amendment No.
                       of Limited Partnership of Meadowwood, Ltd.                 1 to Form S-11 Registration Statement (File
                                                                                  2-90617)

*10.11 (b)             Promissory Note form dated October 30, 1984, Purchase      Exhibit 10.11 (b) to Post-Effective Amendment No.
                       Money Note form dated October 30, 1984, Pledge             1 to Form S-11 Registration Statement (File
                       Agreement form dated October 30, 1984 and Schedule of      2-90617)
                       Promissory Notes, Purchase Money Notes and Pledge
                       Agreements between Liberty Housing Partners Limited
                       Partnership and the partners of Meadowwood, Ltd.

*10.11 (c)             Promissory Notes dated October 3, 1977 and October 25,     Exhibit 10.11 (c) to Post-Effective Amendment No.
                       1978 from Meadowwood, Ltd. to Farmers Home                 1 to Form S-11 Registration Statement (File
                       Administration and related Deed to Secure Debt dated       2-90617)
                       October 25, 1978 between Meadowwood, Ltd. and Farmers
                       Home Administration.

*10.11 (d)             Farmers Home Administration Loan Agreement between         Exhibit 10.11 (d) to Post-Effective Amendment No.
                       Meadowwood, Ltd. and Farmers Home Administration.          1 to Form S-11 Registration Statement (File
                                                                                  2-90617)

Exhibit                                                                           Page Number or Filing From Which Incorporated by
Numbers                                        Description                        Reference
--------               -----------------------------------------------------      -------------------------------

*10.11 (e)             Interest Credit and Rental Assistance Agreement dated      Exhibit 10.11 (e) to Post-Effective Amendment No.
                       October 1, 1983 between Meadowwood, Ltd. and the           1 to Form S-11 Registration Statement (File
                       Farmers Home Administration.                               2-90617)

*10.12                 Documents Relating to Partnership Interest in
                       Brierwood, Ltd.

*10.12 (a)             Second Amended and Restated Certificate and Agreement      Exhibit 10.12 (a) to Post-Effective Amendment No.
                       of Limited Partnership of Brierwood, Ltd.                  1 to Form S-11 Registration Statement (File
                                                                                  2-90617)

*10.12 (b)             Promissory Note form dated October 30, 1984, Purchase      Exhibit 10.12 (b) to Post-Effective Amendment No.
                       Money Note form dated October 30, 1984, Pledge             1 to Form S-11 Registration Statement (File
                       Agreement form dated October 30, 1984 and Schedule of      2-90617)
                       Promissory Notes, Purchase Money Notes and Pledge
                       Agreements between Liberty Housing Partners Limited
                       Partnership and the partners of Brierwood, Ltd.

*10.12 (c)             Promissory Note dated May 4, 1979 from Brierwood, Ltd.     Exhibit 10.12 (c) to Post-Effective Amendment No.
                       to Farmers Home Administration and related Deed to         1 to Form S-11 Registration Statement (File
                       Secure Debt dated May 4, 1979 between Brierwood, Ltd.      2-90617)
                       and Farmers Home Administration.

*10.12 (d)             Farmers Home Administration Loan Agreement dated June      Exhibit 10.12 (d) to Post-Effective Amendment No.
                       15, 1978 between Brierwood, Ltd. and Farmers Home          1 to Form S-11 Registration Statement (File
                       Administration.                                            2-90617)

*10.12 (e)             Interest Credit and Rental Assistance Agreement dated      Exhibit 10.12 (e) to Post-Effective Amendment No.
                       October 1, 1980 between Brierwood, Ltd. and the            1 to Form S-11 Registration Statement (File
                       Farmers Home Administration.                               2-90617)

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

10.13                  Documents Relating to Partnership Interest in Pine
                       Forest Apartments, Ltd.

*10.13 (a)             Second Amended and Restated Certificate and Agreement      Exhibit 10.13 (a) to Post-Effective Amendment No.
                       of Limited Partnership of Pine Forest Apartments, Ltd.     1 to Form S-11 Registration Statement
                                                                                  (File 2-90617)

*10.13 (b)             Promissory Note form dated October 30, 1984, Purchase      Exhibit 10.13 (b) to Post-Effective Amendment No.
                       Money Note form dated October 30, 1984, Pledge             1 to Form S-11 Registration Statement (File
                       Agreement form dated October 30, 1984 and Schedule of      2-90617)
                       Promissory Notes, Purchase Money Notes and Pledge
                       Agreements between Liberty Housing Partners Limited
                       Partnership and the partners of Pine Forest
                       Apartments, Ltd.

*10.13 (c)             Promissory Note dated August 6, 1980 from Pine Forest      Exhibit 10.13 (c) to Post-Effective Amendment No.
                       Apartments, Ltd. to Farmers Home Administration and        1 to Form S-11 Registration Statement (File
                       related Deed to Secure Debt dated August 6, 1980           2-90617)
                       between Pine Forest Apartments, Ltd. and Farmers Home
                       Administration.

*10.13 (d)             Farmers Home Administration Loan Agreement dated May       Exhibit 10.13 (d) to Post-Effective Amendment No.
                       10, 1979 between Pine Forest Apartments, Ltd. and          1 to Form S-11 Registration Statement (File
                       Farmers Home Administration.                               2-90617)

*10.13 (e)             Interest Credit and Rental Assistance Agreement dated      Exhibit 10.13 (e) to Post-Effective Amendment No.
                       June 1, 1982 between Pine Forest Apartments, Ltd. and      1 to Form S-11 Registration Statement (File
                       the Secretary of Housing and Urban Development.            2-90617)

10.14                  Documents Relating to Partnership Interest in Osuna
                       Apartments Company

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

*10.14 (a)             Amended and Restated Certificate of Formation and          Exhibit 10.14 (a) to Post-Effective Amendment No.
                       Agreement of Limited Partnership of Osuna Apartments       2 To Form S-11 Registration Statement (File
                       Company.                                                   2-90617)

*10.14 (b)             Promissory Note form dated November 27, 1984, Purchase     Exhibit 10.14 (b) to Post-Effective Amendment No.
                       Money Note form dated November 27, 1984, Pledge            2 to Form S-11 Registration Statement (File
                       Agreement dated November 27, 1984 between Liberty          2-90617)
                       Housing Partners Limited Partnership, Liberty LGP
                       Limited Partnership and the Sovereign Corporation, and
                       Schedule of Promissory Notes and Purchase Money Notes
                       between Liberty Housing Partners Limited Partnership
                       and the partners of Osuna Apartments Company.

*10.14 (c)             Mortgage Note dated March 5, 1974 from Osuna               Exhibit 10.14 (c) to Post-Effective Amendment No.
                       Apartments Company to Housing America Mortgage Co.,        2 to Form S-11 Registration Statement (File
                       Inc. and related Mortgage dated March 5, 1974 from         2-90617)
                       Osuna Apartments Company to Housing Mortgage Co., Inc.

*10.14 (d)             Regulatory Agreement dated March 5, 1974 between Osuna     Exhibit 10.14 (d) to Post Effective Amendment No.
                       Apartments Company and the Secretary of Housing and        2 to Form S-11 Registration Statement (File
                       Urban Development.                                         2-90617)

*10.14 (e)             Housing Assistance Payments Contracts dated August 7,      Exhibit 10.14 (e) to Post-Effective Amendment No.
                       1984 between Osuna Apartments Company and the              2 to Form S-11 Registration Statement (File
                       Secretary of Housing and Urban Development.                2-90617)

10.15                  Documents Relating to Partnership Interest in Linden
                       Park Associates Limited Partnership


Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

*10.15 (a)             Certificate and Agreement of Limited Partnership of        Exhibit 10.15 (a) to Post-Effective Amendment No.
                       Linden Park Associates Limited Partnership.                2 to Form S-11 Registration Statement (File
                                                                                  2-90617)

*10.15 (b)             Promissory Note form dated December 11, 1984, Purchase     Exhibit 10.15 (b) to Post-Effective Amendment No.
                       Money Note form dated December 11, 1984, Pledge            2 to Form S-11 Registration Statement (File
                       Agreement dated December 11, 1984 by and between           2-90617)
                       Liberty LGP Limited Partnership, John L. Wagner,
                       Liberty Housing Partners Limited Partnership and
                       Graham Park Venture, and Schedule of Promissory Notes
                       and Purchase Money Notes between Linden Park
                       Associates Limited Partnership and Graham Park Venture.

*10.15 (c)             Deed of Trust Note and related Deed of Trust both          Exhibit 10.15 (c) to Post-Effective Amendment No.
                       dated December 5, 1972 and Allonge of January 29,          2 to Form S-11 Registration Statement (File
                       1976, Supplemental Deed of Trust both dated December       2-90617)
                       17, 1974 and Allonge of January 29, 1976, and Second
                       Supplemental Deed of Trust Note and related Second
                       Supplemental Deed of Trust both dated January 29, 1976
                       all documents between Graham Park Venture and Loyola
                       Federal Savings and Loan Association.

*10.15 (d)             Loan Assumption Agreement dated March 23, 1976 between     Exhibit 10.15 (d) to Post-Effective Amendment No.
                       Pennamco, Inc. and Virginia Housing Development            2 to Form S-11 Registration Statement (File
                       Authority.                                                 2-90617)

*10.15 (e)             Regulatory Agreement dated December 12, 1984 between       Exhibit 10.15 (e) to Post-Effective Amendment No.
                       Linden Park Associates Limited Partnership and the         2 to Form S-11 Registration Statement (File
                       Secretary of Housing and Urban Development.                2-90617)

Exhibit                                Description                                Page Number or Filing from
Numbers                                                                           which Incorporated by Reference
--------               -----------------------------------------------------      -------------------------------

*10.15 (f)             Regulatory Agreement dated January 31, 1976 between        Exhibit 10.15 (f) to Post-Effective Amendment No.
                       Graham Park Venture and Virginia Housing Development       2 to Form S-11 Registration Statement (File
                       Authority.                                                 2-90617)

10.16                  Documents Relating to Partnership Interest Brierwood
                       II, Ltd.

*10.16 (a)             Amended and Restated Certificate and Agreement of          Exhibit 10.16 (a) to Post-Effective Amendment No.
                       Limited Partnership of Brierwood II, Ltd.                  2 to Form S-11 Registration Statement (File
                                                                                  2-90617)

*10.16 (b)             Promissory Note form dated January 4, 1985, Pledge         Exhibit 10.16 (b) to Post-Effective Amendment No.
                       Agreement form dated January 4, 1985 and Schedule of       2 to Form S-11 Registration Statement (File
                       Promissory Notes and Pledge Agreements between Liberty     2-90617)
                       Housing Partners Limited Partnership and the partners
                       of Brierwood II, Ltd.

*10.16 (c)             Promissory Note dated January 4, 1985 from Brierwood       Exhibit 10.16 (c) to Post-Effective Amendment No.
                       II, Ltd. to Farmers Home Administration and related        2 to Form S-11 Registration Statement (File
                       Deed to Secure Debt dated January 4, 1985 between          2-90617)
                       Brierwood II, Ltd. and Farmers Home Administration.

*10.16 (d)             Farmers Home Administration Loan Agreement dated June      Exhibit 10.16 (d) to Post-Effective Amendment No.
                       30, 1983 between Brierwood II, Ltd. and Farmers Home       2 to Form S-11 Registration Statement (File
                       Administration.                                            2-90617)

*10.16 (e)             Interest Credit and Rental Assistance Agreement dated      Exhibit 10.16 (e) to Post-Effective Amendment No.
                       January 4, 1985 between Brierwood II, Ltd. and the         2 to Form S-11 Registration Statement (File
                       Farmers Home Administration.                               2-90617)

*10.17                 Letter agreement with John Wagner regarding consulting     Exhibit 10.17 to Form 10-Q for the period ended
                       services in connection with the liquidation or             September 30, 1998
                       workout of the Partnership's portfolio



*Incorporated by Reference as noted

                                                                141

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

                                By:    LIBERTY HOUSING PARTNERS LIMITED
                                       PARTNERSHIP
                                       (Registrant)
                                By:    TNG Properties, Inc.,
                                       Managing General Partner



Date: 3-29-99                   By: /s/ Michael A. Stoller
                                     Michael A. Stoller
                                     President, CEO, and Director of
                                     TNG Properties, Inc.
                                     Managing General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                  Title                         Date
---------                                  -----                         ----


                                 Vice President, Treasurer
                                 and Director (principal
                                 financial and accounting officer)
                                 of TNG Properties, Inc. Managing
                                 General Partner
/s/ Wilma R. Brooks                                                      3-29-99
Wilma R. Brooks

Signature                                  Title                         Date
---------                                  -----                         ----


                                 President, CEO and Director of
                                 TNG Properties, Inc. Managing
                                 General Partner
/s/ Michael A. Stoller                                                   3-29-99
Michael A. Stoller


                                 Director of TNG Properties, Inc.
                                 Managing General Partner
/s/ Stephen D. Puliafico                                                 3-29-99
Stephen D. Puliafico




                                 Director of TNG Properties, Inc.
                                 Managing General Partner
_____________________________                                          _______
James C. Coughlin