Form 10-Q
period 1999-03-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1999-05-17
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended     March 31, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from                     to


Commission file number  0-13520


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


               Massachusetts                            04-2828131
     (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


100 Second Avenue,  Needham, MA                          02494
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (781) 444-5251



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

                                      INDEX



                                                                          Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, March 31, 1999 and December 31, 1998              3-4

        Statements of Operations for the Three Months
          Ended March 31, 1999, and 1998                                    5

        Statements of Cash Flows for the Three Months Ended
          March 31, 1999, and 1998                                          6

        Notes to Financial Statements                                    7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             11-14

Part II:  Other Information

Item 1. Legal Proceedings                                                  15

                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                           (A Massachusetts Limited Partnership)

                                       BALANCE SHEETS


                                                        (Unaudited)          (Audited)
                                                      March 31, 1999     December 31, 1998
                                                      ---------------    -----------------

Assets

Current assets:

    Cash and cash equivalents                          $   55,082           $   42,284

    Notes and accrued interest receivable,
           current maturities                             163,258              159,303
                                                       ----------           ----------

        Total current assets                              218,340              201,587


Investments in local limited
    partnerships                                        2,058,950            2,052,426
                                                       ----------           ----------

        Total assets                                   $2,277,290           $2,254,013
                                                       ==========           ==========



                                        (continued)


                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                           (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS (continued)


                                                        (Unaudited)          (Audited)
                                                      March 31, 1999     December 31, 1998
                                                      ---------------    -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Purchase Money Notes, current maturities           $ 13,851,916        $ 13,151,250
    Accounts payable to affiliates                          197,771             173,271
    Accounts payable                                          3,247               2,659
    Accrued expenses                                         16,500              16,500
    Accrued interest payable                                260,781             263,558
                                                       ------------        ------------

        Total current liabilities                        14,330,215          13,607,238

Purchase money notes, net of current maturities           1,037,683             985,493
                                                       ------------        ------------

        Total liabilities                                15,367,898          14,592,731
                                                       ------------        ------------

        Contingencies                                          --                  --

Partners' deficit:
    General partners:
        Capital contributions                                 4,202               4,202
        Capital distributions                                   (72)                (72)
        Accumulated losses                                 (231,625)           (224,106)
                                                       ------------        ------------
                                                           (227,495)           (219,976)
                                                       ------------        ------------

    Limited partners (21,566 Units at
          March 31, 1999 and December 31, 1998):
        Capital contributions (net of
          offering costs of $1,134,440)                   9,649,520           9,649,520
        Capital distributions                                (7,122)             (7,122)
        Accumulated losses                              (22,505,511)        (21,761,140)
                                                       ------------        ------------
                                                        (12,863,113)        (12,118,742)
                                                       ------------        ------------

        Total partners' deficit                         (13,090,608)        (12,338,718)
                                                       ------------        ------------

        Total liabilities and partners'
           deficit                                     $  2,277,290        $  2,254,013
                                                       ============        ============



         The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the Three Months Ended
                                                   March 31,
                                       -----------------------------
                                           1999                1998
                                           ----                ----

Interest income                        $  12,967            $  12,284
                                       ---------            ---------

Expenses:

  Interest expense                       748,937              623,443
  General and administrative expense      31,545               30,742
                                       ---------            ---------

Total expenses                           780,482              654,185
                                       ---------            ---------

Loss before equity in local
 limited partnership operations         (767,515)            (641,901)

Equity in income of
 Local limited partnership
 Investments                              15,625              103,191
                                       ---------            ---------

Net Loss                               $(751,890)           $(538,710)
                                       =========            =========

Basic Net Loss per Limited
 Partnership Unit                      $  (34.52)           $  (24.72)
                                       =========            =========


Units used in computing Basic
 Net Loss per Limited
 Partnership Unit                         21,566               21,576
                                       =========            =========





   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                      1999          1998
                                                      ----          ----
Cash flows from operating activities:
    Cash distributions from local limited
        partnerships                               $   9,101    $ 187,183
    Uncashed interest payments on Purchase
        Money Notes from prior years                   1,141         --
    Cash paid for Partnership administration
     expenses                                         (6,457)      (2,437)
    Interest received                                  9,013        8,329
                                                   ---------    ---------
      Net cash provided by
           operating activities                       12,798      193,075
                                                   ---------    ---------

Cash Flows from financing activity:
   Capital distributions                                --           (566)
                                                   ---------    ---------
      Net cash used by financing
        activity                                        --           (566)
                                                   ---------    ---------

Net increase in cash and cash equivalents             12,798      192,509

Cash and cash equivalents at:
    Beginning of period                               42,284       65,685
                                                   ---------    ---------
    End of period                                  $  55,082    $ 258,194
                                                   =========    =========

Reconciliation of net loss to net cash provided by operating activities:

Net loss                                           $(751,890)   $(538,710)
Adjustments to reconcile net loss to net
    cash provided by operating activities:
        Share of income of local limited
          partnership investments                    (15,625)    (103,191)
        Cash distributions from local limited
          partnerships                                 9,101      187,183
        Interest expense added to purchase money
          notes, net of discount amortization        752,856      623,443
        Interest income added to long-term
          notes receivable, net of discount
          amortization, and interest received         (3,955)      (3,955)
        (Decrease) increase in:
           Accrued interest payable                   (2,777)        --
           Accounts payable to affiliates             24,500       24,503
           Accounts payable                              588       19,802
           Accrued expenses                             --        (16,000)
                                                   ---------    ---------

        Net cash provided by operating
         activities                                $  12,798    $ 193,075
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


2.      Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of March 31, 1999. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1998.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                              (Unaudited)     (Audited)
                                               March 31,     December 31,
                                                 1999            1998
                                             -----------    ------------

Total acquisition cost to the Partnership    $ 9,356,379    $ 9,356,379

    Additional capital contributed by the
        Partnership                               11,425         11,425

    Partnership's share of losses of Local
        Limited Partnerships                  (3,555,682)    (3,571,307)

    Cash distributions received from Local
        Limited Partnerships                  (3,827,302)    (3,818,231)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                         74,130         74,160
                                             -----------    -----------

Investments in Local Limited Partnerships    $ 2,058,950    $ 2,052,426
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                                  For the Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                    1999               1998
                                                    ----               ----

Rental and other income                         $ 1,374,782       $ 1,365,510
Expenses:
    Operating expenses                              908,293           857,567
    Interest expense                                253,160           253,473
    Depreciation and amortization                   244,741           244,491
                                                -----------       -----------
      Total expenses                              1,406,194         1,355,531
                                                -----------       -----------

Net income(loss)                                $   (31,412)      $     9,979
                                                ===========       ===========

Partnership's share of net income (loss)        $   (30,996)      $     9,714
                                                ===========       ===========

Other partners' share of net income (loss)      $      (416)      $       265
                                                ===========       ===========

        The differences between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the three months ended March 31, 1999 and 1998 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                    For the Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1999         1998
                                                        ----         ----
Share of income in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations            $ 15,625       $103,191
Partnership's share of income (loss) in the
    above summarized Statements of Operations         (30,996)         9,714
                                                     --------       --------
           Difference                                $ 46,621       $ 93,477
                                                     ========       ========

Partnership's unrecorded share of losses (income):
    Linden Park                                      $ 29,280       $ 23,999
    Brierwood Ltd.                                      5,028          7,558
    Brierwood II, Ltd.                                  2,488          1,723
    Pine Forest Apartments, Ltd.                        5,645          6,105
    Surry Manor                                        14,091            887
    Glendale Manor                                      2,166          2,110
    Meadowwood-prior year loss carry forward
        applied against 1999 Net income               (12,077)          --
                                                     --------       --------
           Subtotal                                    46,621         42,382

Cash Distributions
    recorded as investment income                        --           51,095
                                                     --------       --------

        Total                                        $ 46,621       $ 93,477
                                                     ========       ========



                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Investments in Local Limited Partnerships, continued

        The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd., Surry Manor, Glendale Manor and Meadowwood, LTD., until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from these seven partnerships have been or will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.


4.  Transactions with Affiliates

        During the three months ended March 31, 1999, and 1998 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:
                                                1999           1998
                                                ----           ----
Reimbursement of Partnership
  administration expenses                     $12,000        $12,003
Partnership management fees                    12,500         12,500

        As of March 31, 1999 and December 31, 1998, accounts payable to affiliates totaling $197,771 and $173,271, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $80,000 and $68,000, respectively, and partnership management fees of $117,771 and $105,271, respectively.




                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the three months ended March 31, 1999, as defined in Section 17 of the Partnership Agreement, is as follows:


Interest income per Statement of Operations                      $  12,967

Less:  Interest income added to long-term notes
         receivable, net of discount amortization                   (3,955)

       General and administrative expenses per
         Statement of Operations                                   (31,545)
                                                                  --------

Cash from Operations, as defined                                   (22,533)
                                                                  --------
Distributable Cash from Operations, as defined                    $     --
                                                                  ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of March 31,1999, was $16,018,534. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($14,889,599 at March 31, 1999), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

       As of March 31, 1999, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equaled $2,376,285.

       At March 31, 1999, the Partnership had reserves of $45,981. This consists of cash equivalents of $55,082 less accrued interest totaling $9,101 due on certain Purchase Money Notes from distributions received from the related local Limited Partnership. The reserves include $1,141 for checks issued to certain Purchase Money Note holders for interest which have never been cashed. This amount is also included in accrued interest payable.

       In 1999, the Partnership accrued interest of $12,719 on the Linden Park Associates Limited Partnership Notes held by the Partnership and received $8,765 of interest payments on these notes. As of March 31, 1999, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $239,246, prior to unamortized discount of $75,988.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

         The Purchase Money notes outstanding for eleven of the thirteen properties held in this portfolio start to become due in September 1999. In order to pay at maturity the Purchase Money Notes with respect to any particular Local Limited Partnership, the Partnership will most likely be required to (a) sell its interest in the Local Limited Partnership for a price equal to or greater than the amounts due under the associated notes (b) obtain financing in an amount sufficient to repay the notes or (c) cause the Local Limited Partnership to sell or refinance its housing project in a transaction sufficient to repay indebtedness encumbering the project and generate net proceeds to the Partnership sufficient to enable the Partnership to repay the notes. Alternatively, the Partnership could seek extension or modification of the payment terms of the Purchase Money Notes. It does not appear that the principal and accrued interest due can be realized or supported by the current value of most of the respective properties, through either a sale or refinancing and extensions will probably be requested.

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

       In addition, the Partnership has granted the Linden Park General Partner an option to acquire the Partnership's interest in Linden Park Associates Limited Partnership which may be exercised through March 2002 at a purchase price of $400,000 through March 2000 and increasing by $100,000 each year thereafter.

         Management presently expects that the indebtedness of the Fiddlers Creek and Linden Park Partnerships will be refinanced. In connection with these refinancings, it is anticipated that the management of the Fiddlers Creek project will use approximately $475,000 of the proceeds and the management of the Linden Park project will use approximately $396,000 of the proceeds, respectively, to acquire the Partnership's interest in those projects. The acquisitions would include assumption of the Partnership's obligations for the related Purchase Money Notes ("PMN"). Management presently expects these transactions to close in the second quarter of 1999, although no assurance may be given that the transactions will ultimately be consummated.

        Management is currently in negotiation with the general partner of the Glendale Manor, Surry Manor, Oxford Homes, Williamston Homes and Fuquay Varina partnerships regarding the extension of the PMN's relating to the Partnership's investments in these five projects. Management has proposed a five year extension of the PMN's relating to the Osuna Apartments project to the holders of these notes. No assurance can be given that the Partnership will be able to obtain any of these extensions.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued


        If Partnership funds are insufficient to pay when due the PMN's, the holders of the PMN's will have the right to foreclose on the Partnership's interest in the respective Local Limited Partnership. The sale or other disposition by the Partnership of its interests in the Local Limited Partnerships, including in connection with such a foreclosure, is likely to result in recapture of previously claimed tax losses to the Partnership and may have other adverse tax consequences to the Partnership and to the Limited Partners. Such recapture may cause some or all of the Limited Partners to have taxable income from the Partnership without cash distributions from the Partnership with which to satisfy the tax liability resulting therefrom.

        The only sources of Partnership funds are (i) distributions from the Local Limited Partnerships (substantially all of which are presently required to be applied to payment of interest accruing on the Purchase Money Notes), (ii) payments to the Partnership of amounts due under certain promissory notes acquired by the Partnership from one of the Local Limited Partnerships and (iii) Partnership reserves. As described above, it is contemplated that the principal and interest of the note identified in clause (ii) will be utilized to fund the payment of certain fees and expenses incurred in connection with the workout or liquidation of the partnership's portfolio.


Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate.

       The Partnership's net loss increased to $751,890 in the first three months of 1999 from $538,710 in the first three months of 1998 primarily as a result of the increase in the Partnership's interest expense of $125,494, and the decrease in income of local limited partnership investments recognized of $87,566.

       The Partnership's interest income reflects interest earned on reserves and interest net of discount amortization on the long-term notes receivable. Total interest income was $12,967 and $12,284 for the first three months of 1999 and 1998, respectively.

       The Partnership's interest expense increased to $748,937 in the first three months of 1999 from $623,443 in the first three months of 1998. Such increase is attributable to the accrual of interest under the Purchase Money Notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued

       The Partnership's equity in income from the Local Limited Partnerships was $15,625 in the first three months of 1999 and $103,191 in the first three months of 1998. The $87,566 decrease in income recognized in the first three months of 1999 is attributable to: a decrease of $40,710 in net income from the combined statements of operations of all Local Limited Partnerships and a decrease in cash distributions recognized as investment income of $51,095; net of an increase in unrecorded loss of $4,239. The decrease in net income of the Local Limited Partnerships is primarily attributable to higher repair and maintenance expenses recognized in the first three months of 1999 versus 1998 on four operating properties.

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

                                     Part II

Item 1. Legal Proceedings.

       As previously reported, Osuna Apartment Company ("Osuna"), one of the Local Limited Partnerships, is party to a wrongful death action brought by the estate of a former tenant in the Second Judicial District of the State of New Mexico. The suit arises out of the murder of the tenant by the son of a maintenance contractor periodically engaged by Osuna. In April 1999, the suit was tried to a jury, which found in favor of the plaintiff. The jury found total damages in the amount of $1.8 million and found Osuna liable for 50% of that amount, with the balance assessed among the murderer, his father and the State of New Mexico.

       A judgement has not yet been entered on the verdict. Although the amount for which Osuna has been found liable is within the limits of Osuna's liability insurance, Management understands that Osuna intends to seek a judgement in its favor notwithstanding the verdict.

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


Date: 5/14/99