Form 10-Q
period 1999-06-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1999-08-16
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
 Act of 1934


For the period ended     June 30, 1999


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

                                      INDEX




                                                                      Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, June 30, 1999 and December 31, 1998             3-4

        Statements of Operations for the Three Months
          Ended June 30, 1999, and 1998 and the Six Months
          Ended June 30, 1999 and 1998                                    5

        Statements of Cash Flows for the Six Months Ended
          June 30, 1999, and 1998                                         6

        Notes to Financial Statements                                  7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           11-15


Part II:  Other Information

Item 6. Exhibits and Reports on Form 8-K                                 16

                                     LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                         (A Massachusetts Limited Partnership)

                                                    BALANCE SHEETS


                                                                               (Unaudited)              (Audited)
                                                                              June 30, 1999         December 31, 1998
                                                                              -------------         -----------------

Assets

Current assets:

    Cash and cash equivalents                                                 $    524,207            $     42,284

    Notes and accrued interest receivable,
           current maturities                                                      207,808                 159,303
                                                                              ------------            ------------

        Total current assets                                                       732,015                 201,587


    Investments in local limited
        partnerships                                                             1,461,042               2,052,426
                                                                              ------------            ------------

        Total assets                                                          $  2,193,057            $  2,254,013
                                                                              ============            ============

                                                     (continued)

                                     LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                         (A Massachusetts Limited Partnership)

                                              BALANCE SHEETS (continued)


                                                                               (Unaudited)              (Audited)
                                                                              June 30, 1999         December 31, 1998
                                                                              -------------         -----------------
Liabilities and Partners' Deficit

Current liabilities:
    Purchase Money Notes, current maturities                                  $ 11,402,499            $ 13,151,250
    Accounts payable to affiliates                                                 222,298                 173,271
    Accounts payable                                                                19,913                   2,659
    Accrued expenses                                                                10,000                  16,500
    Accrued interest payable                                                       189,656                 263,558
                                                                              ------------            ------------

        Total current liabilities                                               11,844,366              13,607,238

Purchase money notes, net of current maturities                                  1,073,635                 985,493
                                                                              ------------            ------------

        Total liabilities                                                       12,918,001              14,592,731
                                                                              ------------            ------------

        Contingencies                                                                 --                      --

Partners' deficit:
    General partners:
        Capital contributions                                                        4,202                   4,202
        Capital distributions                                                         (128)                    (72)
        Accumulated losses                                                        (207,912)               (224,106)
                                                                              ------------            ------------
                                                                                  (203,838)               (219,976)
                                                                              ------------            ------------

    Limited partners (21,566 Units at
          June 30, 1999 and December 31, 1998):
        Capital contributions (net of
          offering costs of $1,134,440)                                          9,649,520               9,649,520
        Capital distributions                                                      (12,707)                 (7,122)
        Accumulated losses                                                     (20,157,919)            (21,761,140)
                                                                              ------------            ------------
                                                                               (10,521,106)            (12,118,742)
                                                                              ------------            ------------

        Total partners' deficit                                                (10,724,944)            (12,338,718)
                                                                              ------------            ------------

        Total liabilities and partners'
           deficit                                                            $  2,193,057            $  2,254,013
                                                                              ============            ============


                      The accompanying notes are an integral part of these financial statements.

                                 LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                     (A Massachusetts Limited Partnership)

                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                            For the Three Months Ended            For the Six Months Ended
                                                     June 30,                             June 30,
                                           ---------------------------         ------------------------------

                                               1999            1998                1999               1998
                                               -----           ----                ----               ----

Interest income                            $    81,673      $   8,426          $    94,640        $    20,710
                                           -----------    -----------          -----------        -----------

Expenses:
 Interest expense                              386,406        642,294            1,135,343          1,265,737
 General and
   administrative expense                       34,813         28,450               66,360             59,192
                                           -----------    -----------          -----------        -----------

Total expenses                                 421,219        670,744            1,201,703          1,324,929
                                           -----------    -----------          -----------        -----------
Loss before equity in
 local limited
 partnership operations                       (339,546)      (662,318)          (1,107,063)        (1,304,219)

Equity in income (loss)
 of local limited
 partnership investments                        56,744        (76,216)              72,369             26,975
                                           -----------    -----------          -----------        -----------
Net loss before extra-
 ordinary items                               (282,802)      (738,534)          (1,034,694)        (1,277,244)
                                           ===========    ===========          ===========        ===========
Extraordinary items:
 Gain on sale of
  investment In Fiddler's
  Creek Apartments                           2,654,107           --              2,654,107               --
                                           ===========    ===========          ===========        ===========

Net income (loss)                          $ 2,371,305    $  (738,534)         $ 1,619,413        $(1,277,244)
                                           ===========    ===========          ===========        ===========
Units used in computing
  Basic Net Loss per
  Limited Partnership
  Unit                                          21,566         21,566               21,566             21,571
                                           ===========    ===========          ===========        ===========
Basic Net loss per
  Limited Partnership
  Unit before extra-                       $    (12.98)   $    (33.90)         $    (47.50)       $    (58.62)
  Ordinary items                           ===========    ===========          ===========        ===========

Basic net income (loss)
  per Limited Partnership                  $    108.86    $    (33.90)         $     74.34        $    (58.62)
  Unit                                     ===========    ===========          ===========        ===========



                  The accompanying notes are an integral part of these financial statements.

                                    LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                        (A Massachusetts Limited Partnership)

                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                  ---------------------------------
                                                                                      1999                 1998
                                                                                      ----                 ----
Cash flows from operating activities:
    Cash distributions from local limited
        partnerships                                                              $   251,371         $   187,183
    Interest payments on purchase money notes                                        (245,730)           (186,617)
    Uncashed interest payments on Purchase
        Money Notes from prior years                                                      841                --
    Cash paid for Partnership administration
     expenses                                                                         (14,576)            (22,225)
    Interest received                                                                  12,207              12,800
                                                                                  -----------         -----------
      Net cash provided (used) by
        operating activities                                                            4,113              (8,859)
                                                                                  -----------         -----------

Cash Flows from financing activity:
   Capital distributions                                                               (5,641)               (566)
                                                                                  -----------         -----------
     Net cash used by financing
        activity                                                                       (5,641)               (566)

Cash Flows from extraordinary items:
    Cash proceeds from sale of investment in
    Fiddlers Creek Apartments                                                         483,451                --
                                                                                  -----------         -----------

Net Cash provided by extraordinary items                                              483,451                --
                                                                                  -----------         -----------

Net increase in cash and cash equivalents                                             481,923              (9,425)

Cash and cash equivalents at:
    Beginning of period                                                                42,284              65,685
                                                                                  -----------         -----------
    End of period                                                                 $   524,207         $    56,260
                                                                                  ===========         ===========
Reconciliation  of net loss  before  extraordinary  items  to net cash  provided
(used) by operating activities:

Net loss before extraordinary items:                                              $(1,034,694)        $(1,277,244)
Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
        Share of income of local limited
          partnership investments                                                     (72,369)            (26,975)
        Cash distributions from local limited
          partnerships                                                                251,371             187,183
        Interest expense added to purchase money
          notes, net of discount amortization                                         964,358           1,097,297
        Interest income added to long-term
          notes receivable, net of discount
          amortization, and interest received                                         (82,432)             (7,909)
        (Decrease) increase in:
           Accrued interest payable                                                   (73,902)            (18,178)
           Accounts payable to affiliates                                              49,027              49,002
           Accounts payable                                                            17,254               3,965
           Accrued expenses                                                           (14,500)            (16,000)
                                                                                  -----------         -----------
        Net cash provided by operating
         activities                                                               $     4,113         $    (8,859)
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


2.      Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of June 30, 1999. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1998.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                             (Unaudited)           (Audited)
                                               June 30,          December 31,
                                                1999                1998
                                             -----------         ------------

Total acquisition cost to the Partnership    $ 9,356,379          $ 9,356,379

    Additional capital contributed by the
        Partnership                               11,425               11,425

    Partnership's share of losses of Local
        Limited Partnerships                  (3,517,940)          (3,571,307)

    Cash distributions received from Local
        Limited Partnerships                  (4,069,572)          (3,818,231)

    Cash distributions received from Local
        Limited Partnerships recognized as
        Investment income                         93,132               74,160
                                             -----------          -----------

    Sale of Investment in Fiddler's
    Creek Apartments                            (412,382)                --
                                             -----------          -----------


Investments in Local Limited Partnerships    $ 1,461,042          $ 2,052,426
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                               For the Six Months Ended
                                                       June 30,
                                          --------------------------------
                                              1999                1998
                                              ----                ----

Rental and other income                   $ 2,704,338          $ 2,731,973
Expenses:
    Operating expenses                      1,747,669            1,884,244
    Interest expense                          506,319              506,946
    Depreciation and amortization             489,155              488,655
                                          -----------          -----------
    Total expenses                          2,743,143            2,879,845
                                          -----------          -----------

Net income (loss)                         $   (38,805)         $  (147,872)
                                          ===========          ===========

Partnership's share of net loss           $   (37,668)         $  (146,643)
                                          ===========          ===========

Other partners' share of net loss         $    (1,137)         $    (1,229)
                                          ===========          ===========

        The differences between the Partnership's share of income (loss) in Local Limited Partnership investments in the Partnership's Statement of Operations for the six months ended June 30, 1999 and 1998 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                    For the Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                        1999         1998
                                                        ----         ----
Share of income in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations            $  72,369    $  26,975
Partnership's share of loss in the
    above summarized Statements of Operations          (37,662)    (146,643)
                                                     ---------    ---------
           Difference                                $ 110,037    $ 173,618
                                                     =========    =========

Partnership's unrecorded share of losses (income):
    Linden Park                                      $  54,521    $  44,297
    Briarwood Ltd.                                       8,131       12,989
    Briarwood II, Ltd.                                   6,042        3,416
    Pine Forest Apartments, Ltd.                         5,995       13,066
    Surry Manor                                         29,317       30,733
    Glendale Manor                                        --         18,022
Prior year loss carry forward applied
 against 1999 net income
    Meadowwood                                         (11,636)        --
    Glendale Manor                                      (1,335)        --
                                                     ---------    ---------
         Subtotal                                       91,035      122,523
Cash Distributions
 recorded as investment income                          19,002       51,095
                                                     ---------    ---------

        Total                                        $ 110,037    $ 173,618
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

        Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $5,641 during the first six months of 1999 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.


4.  Transactions with Affiliates

        During the six months ended June 30, 1999, and 1998 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:
                                              1999                  1998
                                              ----                  ----
Reimbursement of Partnership
  Administration expenses                   $25,019               $24,026
Partnership management fees                  25,000                25,000

        As of June 30, 1999 and December 31, 1998, accounts payable to affiliates totaling $222,298 and $124,273, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $92,027 and $44,002, respectively, and partnership management fees of $130,271 and $80,271, respectively.

                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the six months ended June 30, 1999, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                         $ 94,640

Less:  Interest income added to long-term notes
         receivable, net of discount amortization                    (82,342)

       General and administrative expenses per
         Statement of Operations                                     (66,360)
                                                                    --------

Cash from Operations, as defined                                     (54,062)
                                                                    --------

Distributable Cash from Operations, as defined                      $   --
                                                                    ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       The aggregate outstanding principal amount of, and accrued and unpaid interest on, the Purchase Money Note ("PMN") obligations of the Partnership, as of June 30,1999, was $12,888,086. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($12,476,134 at June 30, 1999), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

       The decrease in PMN obligations from December 31, 1998 to June 30, 1999 reflects $2,624,966 in PMN obligations assumed by the purchaser of the Partnership's interest in Fiddlers Creek Apartments. On May 28, 1999, the
Partnership sold its interest in Fiddlers Creek Apartments in exchange for $483,451 in cash and assumption of the PMN obligations. After transaction expenses, the Partnership recognized a gain estimated to be $2,654,107 on the sale of the investment. In connection with the sale, the Partnership is required to remit withholding taxes of approximately $242,100 to the state of North Carolina. The benefit of this payment will be allocated among the Partnership's units of limited partnership. The Partnership anticipates that approximately $150,000 of the remaining cash will be distributed to the Partnership's unit holders.

       As of June 30, 1999, the unpaid principal amount of and accrued and unpaid interest on the Linden Park Associates Limited Partnership Notes equaled $2,398,422.

         At June 30, 1999, the Partnership had reserves of $89,097, including $48,341 retained from the proceeds of the Fiddlers Creek transaction. The reserves also include $841 for checks issued to certain Purchase Money Note holders for interest which have never been cashed. This amount is also included in accrued interest payable.

       In 1999, the Partnership accrued interest of $18,093 on the Linden Park Associates Limited Partnership Notes held by the Partnership and received $10,185 of interest payments on these notes. In June 1999 the Partnership wrote off the unamortized discount balance of $74,524, which is also included in interest income. On July 15, 1999 Linden Park Associates Limited Partnership refinanced their existing debt and paid in full the principal and accrued and unpaid interest on these notes. (See further discussion below). As of June 30, 1999, the outstanding balance of principal and accrued and unpaid interest receivable on these notes amounted to $207,808. This amount reflects a reduction of $33,928, payable as consulting fees in connection with the Fiddlers Creek transaction.

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

         The Purchase Money Notes outstanding for ten of the twelve properties now held in this portfolio start to become due in September 1999. In order to pay at maturity the Purchase Money Notes with respect to any particular Local Limited Partnership, the Partnership will most likely be required to (a) sell its interest in the Local Limited Partnership for a price equal to or greater than the amounts due under the associated notes (b) obtain financing in an amount sufficient to repay the notes or (c) cause the Local Limited Partnership to sell or refinance its housing project in a transaction sufficient to repay indebtedness encumbering the project and generate net proceeds to the Partnership sufficient to enable the Partnership to repay the notes. Alternatively, the Partnership could seek extension or modification of the payment terms of the Purchase Money Notes. It does not appear that the principal and accrued interest due can be realized or supported by the current value of most of the respective properties, through either a sale or refinancing.

       The Partnership continues to explore options for resolving the Purchase Money Notes. In connection with these efforts the partnership engaged the General Partner of Linden Park Associates Limited Partnership (G.P.) to assist with the workout or liquidation of the Partnership's portfolio. The terms of the engagement provide for the payment of certain fees and expenses. These fees and expenses will be paid from the principal and interest from the Linden Park Associates Limited Partnership notes held by the Partnership. If the workout or liquidation of the entire portfolio is successfully completed the Partnership's entire interest in these notes will have been exhausted. As of June 30, 1999,the consulting fees due to the G.P. from the successful sale of the Partnership's investment in Fiddlers Creek Apartments is $33,928. In the first six months of 1999, the Partnership has reimbursed the G.P. for travel expenses and expenses for accounting and legal fees incurred totaling $7,396.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

       As part of the agreement with the G.P., the Partnership granted the G.P. an option to acquire the Partnership's interest (and that of its affiliate Liberty LGP Limited Partnership) in Linden Park Associates Limited Partnership which may be exercised through March 2002 at a purchase price of $400,000 through March 2000 and increasing by $100,000 each year thereafter. On July 15, 1999, the interests in Linden Park Associates were sold pursuant to an exercise of this option.

        Management is currently in negotiation with the general partners of the Glendale Manor, Surry Manor, Oxford Homes, Williamston Homes and Fuquay Varina partnerships regarding the purchase of the Partnership's interests in these five projects. Management has proposed a five-year extension of the PMN's relating to the Osuna Apartments project to the General Partners. Management has also entered into negotiations with the general partner of Briarwood I & II, Pine Forest and Meadowwood Apartments. Management presently anticipates selling the Partnership's 94% Limited Partnership interests in these properties by year-end. Discussions have also been held with the general partners of Compass West Apartments. Management presently anticipates a written agreement within the third quarter of 1999 to sell the Partnership's 98% interest in that project. No assurance can be given that the Partnership will be able to obtain any of these agreements or extensions.

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

        The only sources of Partnership funds are (i) distributions from the Local Limited Partnerships (substantially all of which are presently required to be applied to payment of interest accruing on the PMN's), and (ii) Partnership reserves.

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

       The Partnership's net operating loss decreased to $1,034,694 in the first six months of 1999 from $1,277,244 in the first six months of 1998. On May 28, the Partnership sold its investment in Fiddlers Creek Apartments. The Partnership realized a net gain of $2,654,107, determined as follows:

Cash received                                                      $   483,451
Liability for Purchase Money Notes, current maturities,
       assumed by purchaser                                          2,624,966
Less: Investment in local limited partnership interest sold           (412,382)
Less: Partial transfer of the Partnership's notes and accrued interest receivable from Linden Park Associates Limited
      Partnership paid as consulting fees due in connection with
      the disposition                                                  (33,928)
Less: Legal fees                                                        (8,000)
                                                                   -----------
Gain on sale of investment in Fiddlers Creek Apartments            $ 2,654,107
                                                                   ===========

       The Partnership's interest income reflects interest earned on reserves, interest net of discount amortization on the notes receivable and the write-off of the unamortized discount on the current notes receivable in the second quarter of 1999. Total interest income was $94,640 and $20,710 for the first six months of 1999 and 1998, respectively. The difference is primarily due to the write-off the unamortized discount of $74,524.

       The Partnership's interest expense decreased to $1,135,343 in the first six months of 1999 from $1,265,737 in the first six months of 1998. Such decrease is attributable to the sale of the Fiddlers Creek investment, which included the assumption of the related PMN's on May 28, 1999.

       The Partnership's equity in income from the Local Limited Partnerships was $72,369 in the first six months of 1999 and $26,975 in the first six months of 1998. The $45,394 increase in income recognized in the first six months of 1999 is attributable to an increase of $108,975 in net income from the combined statements of operations of all Local Limited Partnerships, net of a decrease in cash distributions recognized as investment income of $32,093 and a decrease in unrecorded losses of $4,239. The increase in net income of the Local Limited Partnerships is primarily attributable to the sale of investment in Fiddlers Creek Apartments and reduced repair and maintenance expenses recognized in the first six months of 1999 versus 1998 on four operating properties.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued


        The Year 2000 issue may affect the Partnership's operations as a result of issues arising from systems and services utilized by the Managing General Partner or by various Local Limited Partnerships. The Managing General Partner has inventoried its systems and equipment that may require correction for Year 2000 issues. Management has received certifications from their principal software provider that all of the core components of the primary software system critical to the Partnership's operation are Year 2000 compliant. In addition, the primary network system, its operating system and certain personal computers attached to that system have been upgraded and are deemed to be Year 2000 compliant.

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

                                     Part II
                               Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K.

         On June 16, 1999, the Partnership filed a Current Report on Form 8-K to report the disposition on May 28, 1999 of its limited partners interest in Fiddlers Creek Apartments. The Form 8-K was amended on August 9, 1999, to include pro forma financial information for the Partnership, reflecting the disposition.

         On July 26, 1999, the Partnership filed a Current Report on Form 8-K to report the disposition on July 15, 1999 of its limited partner interest in Linden Park Associates Limited Partnership.

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


Date:  8/14/99