Form 10-Q
period 1999-09-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 1999-11-15
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
 Act of 1934


For the period ended     September 30, 1999


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

                            Exhibits Index on Page 15

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX




                                                                        Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, September 30, 1999 and December 31, 1998         3-4

        Statements of Operations for the Three Months
          Ended September 30, 1999, and 1998 and the Nine Months
          Ended September 30, 1999 and 1998                                5

        Statements of Cash Flows for the Nine Months Ended
          September 30, 1999, and 1998                                     6

        Notes to Financial Statements                                   7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11-14

Part II: Other Information

Item 3. Defaults Upon Senior Securities                                   15

Item 6. Exhibits and Reports on Form 8-K                                  15



                         LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                                        BALANCE SHEETS


                                                    (Unaudited)                (Audited)
                                                 September 30, 1999         December 31, 1998
                                                 ------------------         -----------------
Assets

Current assets:

  Cash and cash equivalents                        $    532,399              $     42,284

  Notes and accrued interest receivable,
      current maturities                                     --                   159,303
                                                   ------------              ------------

    Total current assets                                532,399                   201,587


  Investments in local limited
      partnerships                                    1,467,450                 2,052,426
                                                   ------------              ------------

    Total assets                                   $  1,999,849              $  2,254,013
                                                   ============              ============

                                         (continued)



                         LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                                  BALANCE SHEETS (continued)


                                                    (Unaudited)                (Audited)
                                                 September 30, 1999         December 31, 1998
                                                 ------------------         -----------------
Liabilities and Partners' Deficit

Current liabilities:
  Purchase Money Notes, current maturities         $ 11,856,810              $ 13,151,250
  Accounts payable to affiliates                        163,773                   173,271
  Accounts payable                                        1,619                     2,659
  Accrued expenses                                       19,000                    16,500
  Accrued interest payable                               47,345                   263,558
                                                   ------------              ------------

    Total current liabilities                        12,088,547                13,607,238

Purchase money notes, net of current maturities       1,117,907                   985,493
                                                   ------------              ------------

    Total liabilities                                13,206,454                14,592,731
                                                   ------------              ------------

Contingencies                                                --                        --

Partners' deficit:
  General partners:
    Capital contributions                                 4,202                     4,202
    Capital distributions                                  (128)                      (72)
    Accumulated losses                                 (208,229)                 (224,106)
                                                   ------------              ------------
                                                       (204,155)                 (219,976)
                                                   ------------              ------------

  Limited partners (21,566 Units at
      September 30, 1999 and December 31, 1998):
    Capital contributions (net of
      offering costs of $1,134,440)                   9,649,520                 9,649,520
    Capital distributions                              (462,706)                   (7,122)
    Accumulated losses                              (20,189,264)              (21,761,140)
                                                   ------------              ------------
                                                    (11,002,450)              (12,118,742)
                                                   ------------              ------------

    Total partners' deficit                         (11,206,605)              (12,338,718)
                                                   ------------              ------------

    Total liabilities and partners'
       deficit                                     $  1,999,849              $  2,254,013
                                                   ============              ============


          The accompanying notes are an integral part of these financial statements.

                      LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                         (A Massachusetts Limited Partnership)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                               For the Three Months Ended    For the Nine Months Ended
                                      September 30,                September 30,
                              ---------------------------   ---------------------------
                                  1999          1998          1999           1998
                                  ----          ----          ----           ----
Interest income               $     6,402          7,051    $   101,042    $    27,761
                              -----------    -----------    -----------    -----------

Expenses:
 Interest expense                 356,272        687,377      1,491,615      1,953,114
 General and
 administrative expense            32,672         32,903         99,030         92,095
                              -----------    -----------    -----------    -----------

Total expenses                    388,944        720,280      1,590,645      2,045,209
                              -----------    -----------    -----------    -----------

Loss before equity in
local limited
partnership operations           (382,542)      (713,229)    (1,489,603)    (2,017,448)

Equity in income of Local
 Limited Partnership
 Investments                        6,408         45,692         78,777         72,667
                              -----------    -----------    -----------    -----------

Net loss before
 Extraordinary items             (376,134)      (667,537)    (1,410,826)    (1,944,781)

Extraordinary items:
 Gain on sale of investment
  in Fiddler's Creek Apts          (2,054)            --      2,652,053             --
 Gain on sale of investment
  in Linden Park Associates       346,526             --        346,526             --
                              -----------    -----------    -----------    -----------

Net income (loss)             $   (31,662)   $  (667,537)   $ 1,587,753    $(1,944,781)
                              ===========    ===========    ===========    ===========
Units used in computing
Basic Net Loss per
Limited Partnership Unit           21,566         21,566         21,566         21,569
                              ===========    ===========    ===========    ===========

Basic Net loss per Limited
Partnership Unit before
extraordinary items           $    (17.27)   $    (30.64)   $    (64.76)   $    (89.26)
                              ===========    ===========    ===========    ===========


Basic net income (loss) per
Limited Partnership Unit      $     (1.45)   $    (30.64)   $     72.89    $    (89.26)
                              ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Limited Partnership)

                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                            For the Nine Months Ended
                                                                  September 30,
                                                           ----------------------------
                                                               1999            1998
                                                               ----            ----
Cash flows from operating activities:
  Cash distributions from Local Limited
   Partnerships                                            $   251,371    $   187,183
  Interest payments on purchase money notes                   (245,730)      (186,617)
  Uncashed interest payments on Purchase
    Money Notes from prior years                                   841             --
  Cash paid for Partnership administration expenses           (123,067)       (29,353)
  Interest received                                             19,287         15,896
                                                           -----------    -----------
    Net cash used by operating activities                      (97,298)       (12,891)
                                                           -----------    -----------
Cash Flows from financing activity:
   Capital distributions                                        (5,641)          (566)
   Principal and accrued interest received upon
      repayment of Linden Park Apartments notes
      receivable                                               241,048             --
                                                           -----------    -----------
   Net cash provided by (used in)financing activity            235,417           (566)

Cash Flows from extraordinary items:
  Cash proceeds from sale of investment in
   Fiddlers Creek Apartments                                   483,451             --
  Cash proceeds from sale of investment in
   Linden Park Associates                                      395,960             --
  Closing costs                                                (77,416)            --
  Capital Distributions to Limited Partners                   (449,999)            --
                                                           -----------    -----------

Net Cash provided by extraordinary items                       351,996             --
                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents           490,115        (13,457)
Cash and cash equivalents at:
  Beginning of period                                           42,284         65,685
                                                           -----------    -----------
  End of period                                            $   532,399    $    52,228
                                                           ===========    ===========

Reconciliation of net loss before extraordinary items to net cash used by operating activities

Net loss before extraordinary items                        $(1,410,826)   $(1,944,781)
Adjustments to reconcile net loss to net
  Cash used by operating activities:
    Share of income of local limited
      partnership investments                                  (78,777)       (72,667)
    Cash distributions from local limited
      Partnerships                                             251,371        187,183
    Interest expense added to purchase money
      notes, net of discount amortization                    1,462,940      1,784,672
    Interest income added to long-term
      notes receivable, net of discount
      amortization, and interest received                      (81,755)       (11,863)
    (Decrease) increase in:
      Accrued interest payable                                (216,213)       (18,178)
      Accounts payable to affiliates                            (9,498)        73,502
      Accounts payable                                          (1,040)         5,241
      Accrued expenses                                         (13,500)       (16,000)
                                                           -----------    -----------
    Net cash used by operating activities                  $   (97,298)   $   (12,891)
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

2.      Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of September 30, 1999. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1998.

3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                             (Unaudited)         (Audited)
                                            September 30,       December 31,
                                                1999                1998
                                            -------------       ------------

Total acquisition cost to the Partnership    $ 9,356,379         $ 9,356,379

    Additional capital contributed by the
        Partnership                               11,425              11,425

    Partnership's share of losses of Local
        Limited Partnerships                  (3,511,532)         (3,571,307)

    Cash distributions received from Local
        Limited Partnerships                  (4,069,572)         (3,818,231)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                         93,132              74,160

    Sale of Investments in Local
        Limited Partnerships                    (412,382)                 --
                                             -----------         -----------

Investments in Local Limited Partnerships    $ 1,467,450         $ 2,052,426
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

        Summarized  financial   information  from  the  combined  statements  of
operations of all Local Limited Partnerships is as follows:

                                            For the Nine Months Ended
                                                  September 30,
                                       -----------------------------------
                                            1999                 1998
                                            ----                 ----

Rental and other income                 $ 3,547,197           $ 4,109,287
Expenses:
    Operating expenses                    2,304,171             2,763,207
    Interest expense                        660,498               760,419
    Depreciation and amortization           647,948               733,473
                                        -----------           -----------
       Total expenses                     3,612,617             4,257,099
                                        -----------           -----------

Net loss                                $   (65,420)          $  (147,812)
                                        ===========           ===========

Partnership's share of net loss         $   (63,113)          $  (146,200)
                                        ===========           ===========

Other partners' share of net loss       $    (2,307)          $    (1,612)
                                        ===========           ===========

        The differences between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the nine months ended September 30, 1999 and 1998 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                    For the Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      1999           1998
                                                      ----           ----
Share of income in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations            $  78,777    $  72,667
Partnership's share of loss in the
    above summarized Statements of Operations          (63,113)    (146,200)
                                                     ---------    ---------
           Difference                                $ 141,890    $ 218,867
                                                     =========    =========

Partnership's unrecorded share of losses (income):
    Linden Park                                      $  54,521    $  60,819
    Briarwood Ltd.                                      17,409       23,720
    Briarwood II, Ltd.                                  10,666        5,528
    Pine Forest Apartments, Ltd.                        14,354       18,692
    Surry Manor                                         37,331       38,360
    Glendale Manor                                          --       20,653
Prior year loss carry forward applied
 against 1999 net income
    Meadowwood                                          (7,255)          --
    Glendale Manor                                      (4,138)          --
                                                     ---------    ---------
         Subtotal                                      122,888      167,772
Cash Distributions
 recorded as investment income                          19,002       51,095
                                                     ---------    ---------

        Total                                        $ 141,890    $ 218,867
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP

                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Investments in Local Limited Partnerships, continued

        The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd., Surry Manor, Glendale Manor and Meadowwood, LTD., until its related investment was reduced to zero. Subsequent to that point, further losses were suspended and any cash distributions received from these seven partnerships have been or will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

        Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $5,641 during the first nine months of 1999 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

4.  Transactions with Affiliates

        During  the  nine  months  ended   September  30,  1999,  and  1998  the
Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:
                                        1999            1998
                                        ----            ----
Reimbursement of Partnership
  administration expenses              $37,023         $36,136
Partnership management fees             37,500          37,500

        As of September 30, 1999 and December 31, 1998, accounts payable to affiliates totaling $163,773 and $173,271, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $84,002 and $68,000, respectively, and partnership management fees of $79,771 and $105,271, respectively.


                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the nine months ended September 30, 1999, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                   $ 101,042

Less:  Interest income added to long-term notes
         receivable, net of discount amortization               (81,755)

       General and administrative expenses per
         Statement of Operations                                (99,030)
                                                              ---------

Cash from Operations, as defined                                (79,743)
                                                              ---------

Distributable Cash from Operations, as defined                $      --
                                                              =========

6. Statement of Distributable Cash from Sales or Refinancings of the Partnerships Interests

        Cash distributions totaling $449,999 were made to the limited partners on August 30, 1999 from the proceeds of the sale of investments in Fiddlers Creek Apartments and Linden Park Associates. These distributions were calculated as follows:

Cash Received                                                      $ 879,411

Less:  Withholding taxes due the State of North
         Carolina                                                   (242,100)

       Payments and reserves established for closing
         costs and operating expenses                               (187,312)
                                                                   ---------

Distributable Cash from Sales                                      $ 449,999
                                                                   =========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       Disposition of Investments

       On July 15, 1999, the Partnership sold its interest in Linden Park Associates in exchange for $395,960 in cash. After transaction expenses, the Partnership recognized a gain estimated to be $346,526 on the sale of the investment. Linden Park Associates Limited Partnership refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058. In accordance with the Partnership's agreement with the General Partner of Linden Park Associates (the "Linden GP") these funds have been segregated for use to pay the fees and expenses due the Linden GP. The Linden GP was engaged in 1998 to assist with the workout or liquidation of the Partnership's portfolio. If the workout or liquidation of the entire portfolio is successfully completed all of the segregated funds will be paid to the Linden GP. The remaining balance of the segregated funds was $166,802 as of September 30, 1999. As of September 30, 1999, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investment in Fiddlers Creek Apartments and Linden Park Associates totaled $77,416. In the first nine months of 1999, the Partnership also reimbursed the Linden GP for expenses incurred totaling $8,674.

       The aggregate outstanding principal amount of, and accrued and unpaid interest on, the outstanding Purchase Money Note ("PMN") obligations of the Partnership, as of September 30, 1999, was $13,186,884. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($12,974,717 at September 30, 1999), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes.

       The decrease in PMN obligations from December 31, 1998 to September 30, 1999 reflects $2,624,966 in PMN obligations assumed by the purchaser of the Partnership's interest in Fiddlers Creek Apartments in the second quarter of 1999.

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

        On September 29, 1999 the Purchase Money Notes outstanding for Fuquay-Varina, Oxford Homes and Williamston Homes matured. The Purchase Money Notes outstanding for Compass West Apartments, Meadowwod Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. These seven Purchase Money Notes are now in default. The Purchase Money Notes outstanding for Osuna Apartments mature on November 27, 1999 and for Surry Manor and Glendale Manor on July 9, 2001.

         Management does not believe that the principal and accrued interest due on these notes can be realized or supported by the current value of the respective properties, through either a sale or refinancing. The Partnership's interests in these Local Limited Partnerships were pledged as security for the Partnership's obligations under the respective PMN's. The sale or other disposition by the Partnership of its interests in the Local Limited Partnerships, including in connection with a foreclosure of the pledged security, is likely to result in recapture of previously claimed tax losses to the Partnership and may have other adverse tax consequences to the Partnership and to the Limited Partners. Such recapture may cause some or all of the Limited Partners to have taxable income from the Partnership without cash distributions from the Partnership with which to satisfy the tax liability resulting therefrom.

        Management currently anticipates selling the Partnership's 98% limited partnership interests in Fuquay Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $148,485 plus the assumption of the PMN obligations. The sale of these interests requires consent from all the related PMN holders. Such consents have been requested.

       Management has also entered into an agreement with the general partner of Compass West Apartments to sell the Partnership's 98% limited partnership interest. Pursuant to the terms of the agreement, the Partnership and Liberty LGP would receive cash and notes aggregating $250,000 in exchange for their interests in Compass West. The consideration purchase price is to be allocated between Liberty LGP and the Partnership as they may agree. The agreement provides that the interest transferred by the Partnership will continue to be encumbered by the pledge securing the related PMN's and the Partnership does not presently anticipate that the PMN holders would receive any portion of the sale proceeds.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

Unanimous consent by the PMN holders is also required to sell these interests. Meetings with the PMN holders to discuss this transaction have been scheduled in November 1999.

        Management has proposed that the general partner of Osuna Apartments purchase the interests of the Partnership in Osuna Apartments. The Partnership is seeking to reach agreement prior to the maturity of the related PMN's on November 27, 1999.

        Management has also entered into negotiations with the general partner of Briarwood I & II, Pine Forest and Meadowwood Apartments. Management presently anticipates selling the Partnership's 94% Limited Partnership interests in these properties by the first quarter of 2000.

        The Partnership has commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. Management expects to pursue more detailed discussions in the fourth quarter of 1999.

        No assurance can be given that the Partnership will be able to successfully conclude any of the above transactions.

       At  September  30,  1999,  the   Partnership  had  total  cash  and  cash
equivalents of $532,399, which consisted of funds segregated pursuant to the terms of the consulting agreement with the Linden GP of $166,802, withholding taxes due the State of North Carolina from the sale of investment in Fiddlers' Creek Apartments of approximately $242,100, and reserves of $123,497. The reserves include $841 representing uncashed checks issued to certain PMN holders for interest due under their notes. This amount is also included in accrued interest payable.

        The only sources of Partnership funds are (i) distributions from the Local Limited Partnerships (substantially all of which are presently required to be applied to payment of interest accruing on the PMN's), and (ii) Partnership reserves.

Partnership Operations

       The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate. As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining eleven local limited partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations by the end of the Year 2001.

         The Partnership's net loss before extraordinary items decreased to $1,410,826 in the first nine months of 1999 from $1,944,781 in the first nine months of 1998. In the second quarter of 1999, the Partnership sold its investment in Fiddlers Creek Apartments. The Partnership realized a net gain of $2,652,053.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued

On July 15, 1999 the Partnership sold its investment in Linden Park Associates and realized a net gain of $346,526, determined as follows:

Cash received                                                      $ 395,960
Less: Consulting fees paid in connection with
      the disposition                                                (41,434)
Less: Legal fees                                                      (8,000)
                                                                   ---------
Gain on sale of investment in Linden Park Associates               $ 346,526
                                                                   =========

       The Partnership's interest income reflects interest earned on reserves, interest earned on the notes receivable and the reversal o f the unamortized discount. Total interest income was $101,042 and $27,761 for the first nine months of 1999 and 1998, respectively. The difference is primarily due to the reversal the unamortized discount of $74,524.

       The Partnership's interest expense decreased to $1,491,615 in the first nine months of 1999 from $1,953,114 in the first nine months of 1998. The decrease is attributable to the sale of the Fiddlers Creek investment, which included the assumption of the related PMN's, on May 28, 1999.

       The Partnership's equity in income from the Local Limited Partnerships was $78,777 in the first nine months of 1999 and $72,667 in the first nine months of 1998.

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

                                    Part II
                                Other Information

Item 3. Defaults Upon Senior Securities.

        On September 29, 1999 the PMN's outstanding for Fuquay-Varina, Oxford Homes and Williamston Homes matured. The amounts due at maturity under these non-recourse obligations consisted of $2,015,000 in aggregate principal amount and $530,961 in accrued and unpaid interest. As of November 12, 1999, the aggregate arrearages under these notes amounted to $2,567,119.

        The PMN's outstanding for Compass West Apartments, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The amounts due at maturity under these non-recourse obligations consisted of $2,830,000 in aggregate principal amount and $3,608,251 in accrued and unpaid interest. As of November 12, 1999, the aggregate arrearages under these notes amounted to $6,446,741.


Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

       The following exhibits are filed with this reports:

         10.18 Agreement to Purchase and Sell Partnership Interests in Compass West Associates

         27       Financial Data Schedule (electronic copy only)

       (b) Reports on Form 8-K.

       On July 26, 1999, the Partnership filed a Current Report on Form 8-K to report the disposition on July 15, 1999 of its limited partner interest in Linden Park Associates Limited Partnership. The Form 8-K was amended on September 28, 1999, to include pro forma financial information for the Partnership, reflecting the disposition.

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


Date:   11/12/99