Form 10-K405
period 1999-12-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2000-03-30
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                     to
                               -------------------

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

                         Exhibits Index on Pages: 78-92

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

        The Partnership is engaged in only one industry segment, the business of investing in, operating, owning, leasing and improving interests in real estate through ownership of interests in other limited partnerships (the "Local Limited Partnerships") which own and operate government-assisted, multi-family rental housing complexes. As described in Item 2, the Partnership acquired interests in 13 Local Limited Partnerships, each of which owns and operates a government-assisted, garden-style, residential multi-family housing complex. Each complex consists of one-to-three-story buildings of wood frame and brick construction located on landscaped lots. The apartments within each of the complexes contain fully equipped kitchens and some of the complexes include swimming pools. In 1999, the Partnership sold its interests in Fiddlers Creek Apartments and Linden Park Associates Limited Partnership. In February 2000, the Partnership sold its interest in Osuna Apartments Company. These transactions are described in more detail below.

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

        As a result of these interest accrual and payment provisions, each Purchase Money Note requires a substantial balloon payment at maturity. The payment of each Purchase Money Note is secured by a pledge of the Partnership's interest in the Local Limited Partnership to which the note relates. On September 29, 1999 the Purchase Money Notes relating to Fuquay-Varina Homes for the Elderly, Ltd., Oxford Homes for the Elderly, Ltd. and Williamston Homes for the Elderly, Ltd. matured. The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd., Brierwood Ltd. and Pine Forest Apartments, Ltd. matured on October 30, 1999 and the Purchase Money Notes relating to Osuna Apartments Company matured on November 27, 1999. As of December 31, 1999 these eight series of Purchase Money Notes were in default. As described below, the Partnership disposed of its interest in Osuna Apartments and the related Purchase Money Note obligations in February 2000. The Purchase Money Notes relating to Glendale Manor Apartments mature on August 29, 2000 and those relating to Surry Manor, Ltd. on July 9, 2001. Linden Park Associates Limited Partnership, one of the two Local Limited Partnerships in which the Partnership acquired its interest for cash, issued purchase money notes in connection with the purchase of its housing complex. Such notes had terms substantially identical to those of the Purchase Money Notes, and were secured by a pledge by all of the partners in such Local Limited Partnership (including the Partnership) of their respective partnership interests therein. The notes were paid in full in connection with a refinancing by Linden Park Associates of its existing debt in July 1999.

         Management does not believe that the principal and accrued interest due on these notes can be realized or supported by the current value of the respective properties, through either a sale or refinancing. The Partnership's interests in these Local Limited Partnerships were pledged as security for the Partnership's obligations under the respective Purchase Money Notes. The sale or other disposition by the Partnership of its interests in the Local Limited Partnerships, including in connection with a foreclosure of the pledged security, is likely to result in recapture of previously claimed tax losses to the Partnership and may have other adverse tax consequences to the Partnership and to the Limited Partners. Such recapture may cause some or all of the Limited Partners to have taxable income from the Partnership without cash distributions from the Partnership with which to satisfy the tax liability resulting therefrom.

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

        The Partnership's investments are and will continue to be subject to various risks, including the following:

(1) The risk that Partnership funds will not be sufficient to enable the Partnership to pay its debts and obligations. Among the Partnership's liabilities are the Purchase Money Notes. Such notes do not require payments during their term, except to the extent of cash distributions from the Local Limited Partnerships, but require substantial balloon payments at maturity. As described above, certain of the notes have matured and the remainder will mature in the next two years. The Partnership does not have funds sufficient to repay such notes at maturity. See Item 7.

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

       On May 28, 1999, the Partnership sold its interest in Fiddlers Creek Apartments in exchange for $483,451 in cash and assumption of the Purchase Money Note obligations. After transaction expenses, the Partnership recognized a gain of $2,579,632 on the sale of the investment. In connection with the sale, the Partnership is required to remit withholding taxes of approximately $212,000 to the state of North Carolina. The benefit of this payment will be allocated among the Partnership's Units.

       On July 15, 1999, the Partnership sold its interest in Linden Park Associates Limited Partnership in exchange for $395,960 in cash. After transaction expenses, the Partnership recognized a gain estimated to be $344,491 on the sale of the investment. Linden Park Associates refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058. In accordance with the Partnership's agreement with the General Partner of Linden Park Associates (the "Linden GP") these funds have been segregated for use to pay the fees and expenses due the Linden GP in connection with the consulting arrangement described below.

       The Linden GP was engaged in 1998 to assist with the workout or liquidation of the Partnership's portfolio. If the workout or liquidation of the entire portfolio is successfully completed all of the segregated funds will be paid to the Linden GP. The remaining balance of the segregated funds was $165,994 as of December 31, 1999. As of December 31, 1999, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investment in Fiddlers Creek Apartments and Linden Park Associates totaled $77,416. In 1999, the Partnership also reimbursed the Linden GP for expenses incurred totaling $10,216.

       The Partnership distributed $449,999 to the Partnership's Unit holders in August, 1999 from the proceeds of the sales of these Local Limited Partnership interests.

        Management currently anticipates selling the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $148,485 plus the assumption of the Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been requested and management anticipates receiving unanimous consent. The Local Limited Partnerships need HUD approval for the `transfer of physical assets' (TPA) to conclude these sales of interests. Management understands that the general partner is currently preparing requests for such approval. Management anticipates closing these transactions in the third quarter of 2000.

        Management had also entered into an agreement with the general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. A meeting with the Purchase Money Note holders to discuss this transaction was held in November 1999. The Partnership has not received unanimous consent of the Purchase Money Note holders and management is continuing discussions with the local general partner regarding possibilities for disposing of this investment.

        On  February  1,  2000,  the  Partnership  sold  its  interest  in Osuna
Apartments Company in exchange for $100,000 in cash and the assumption of the related Purchase Money Note obligations.

        Management has also entered into negotiations with the general partner of Brierwood I & II, Pine Forest and Meadowwood Apartments. The sale of the Partnership's interests in Brierwood I, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Management presently anticipates selling the Partnership's 94% Limited Partnership interests in these properties by the fourth quarter of 2000.

        The Partnership has commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. Management expects to pursue more detailed discussions in the second quarter of 2000.

        No assurance can be given that the Partnership will be able to successfully conclude any of the above transactions.

         As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining ten local limited partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations by the end of the Year 2001.


Item 2. Properties

        Each of the 13 Local Limited Partnerships, in which the Partnership acquired limited partnership interests, owns the fee interest in a government-assisted residential multi-family rental-housing complex. As discussed above, the Partnership's interests in Fiddlers Creek Apartments and Linden Park Associates were sold in 1999 and in Osuna Apartments in February, 2000. The following table reflects: (1) the name of each of the Local Limited Partnerships in which the Partnership held an investment at December 31, 1999 and the percentage of the total interests in the Local Limited Partnership represented by the Partnership's interest; (2) the date on which the Partnership acquired each of such interests; (3) the consideration paid for each interest, (including purchase money notes); (4) the original principal amount, the aggregate amount of the principal and accrued and unpaid interest outstanding as of December 31, 1999, and the maturity date of the Purchase Money Notes relating to each interest; (5) the Partnership's share of the mortgage indebtedness of each Local Limited Partnership; (6) the size and the location of the housing project owned by each Local Limited Partnership; and (7) the government program pursuant to which the complex receives assistance and the number of housing units in the project receiving such assistance.

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

                                               Item 2. Properties

                                              Purchase Money Notes
                                        ---------------------------------
                                                     Unpaid
                                                    Principal                At Acquisition
                     Interest   Total                 and                 ---------------------   Description of Apartment Complex
  Name/Percentage     Acqui-    Acqui-  Original    Interest               LHPLP     Total      ------------------------------------
Ownership of Local    sition    sition  Principal    as of      Maturity  Share of  Invested              Geographic     Government
Limited Partnership    Date      Cost   Amount(A)   12/31/99      Date   Local Debt Assets (C)    Size     Location   Assistance (D)
-------------------- -------- --------- ---------- ----------- ---------- --------- ----------- --------- ------------- ------------

98% interests are owned
in the following Local
Limited Partnerships(B):

 1 Glendale Manor     8/31/84  $810,000   $450,000    $648,097  8/29/2000  $929,000  $1,739,000 50 Units  Clinton, SC   221(d)(4)
   Apartments                                                                                   30,310 SF               100% Section
                                                                                                5.5 Acres               8 (E)

 2 Surry Manor, Ltd.  8/31/84   740,000    360,000     731,029   7/9/2001 1,006,000   1,746,000 44 Units  Dobson, NC    221(d)(4)
                                                                                                27,253 SF               100% Section
                                                                                                5.0 Acres               8 (E)

 3 Oxford Homes       9/28/84 1,004,000    644,000     915,957  9/28/1999   653,000   1,657,000 50 Units  Oxford, NC    221(d)(4)
   for the Elderly,                                                                             26,672 SF               100% Section
   Ltd.                                                                                         4.5 Acres               8 (E)

 4 Williamston        9/28/84 1,064,000    664,000     826,802  9/28/1999   649,000   1,713,000 50 Units  Williamstown, 221(d)(4)
   Homes for the                                                                                26,496 SF   NC          100% Section
   Elderly, Ltd.                                                                                7 Acres                 8 (E)

 5 Fuquay-Varina      9/28/84 1,118,000    707,000     737,737  9/28/1999   822,000   1,940,000 60 Units  Fuqyay-       221(d)(4)
   Homes for the                                                                                35,056 SF   Varina, NC  100% Section
   Elderly, Ltd.                                                                                6 Acres                 8 (E)

 6 Austintown        10/30/84 3,081,000  1,600,000   3,619,437 10/30/1999 3,635,000   6,716,000 200 Units Austintown,   236 HUD
   Associates                                                                                   189,200SF   OH          100% Section
                                                                                                20 Acres                8 (E)

 7 Osuna Apartments  11/30/84 2,042,000  1,300,000   2,928,803 11/27/1999 1,527,000   3,569,000 110 Units Albuquerque,  236 HUD
   Company                                                                                      97,400 SF   NM          Section 8,
                                                                                                7.3 Acres               22 Units (E)






                                                             (Continued)




                                               Item 2. Properties, continued

                                              Purchase Money Notes
                                        ---------------------------------
                                                     Unpaid
                                                    Principal                At Acquisition
                     Interest   Total                 and                 ---------------------   Description of Apartment Complex
  Name/Percentage     Acqui-    Acqui-  Original    Interest               LHPLP     Total      ------------------------------------
Ownership of Local    sition    sition  Principal    as of      Maturity  Share of  Invested              Geographic     Government
Limited Partnership    Date      Cost   Amount(A)   12/31/99      Date   Local Debt Assets (C)    Size     Location   Assistance (D)
-------------------- -------- --------- ---------- ----------- ---------- --------- ----------- --------- ------------- ------------

94% interests are owned
in the following Local
Limited Partnerships(B):

 8 Pine Forest       10/29/84   736,000    350,000     797,027 10/30/1999 1,190,000   1,926,000 64 Units  Cairo, GA     515 RHS
   Apartments, Ltd.                                                                             53,344 SF               521 RHS
                                                                                                6 Acres                 29 Units

 9 Brierwood, Ltd.   10/29/84   563,000    270,000     623,406 10/30/1999   838,000   1,401,000 56 Units  Bainbridge,   515 RHS
                                                                                                42,840 SF   GA          521 RHS
                                                                                                6 Acres                 33 Units

10 Meadowwood, Ltd.  10/29/84 1,001,000    610,000   1,426,211 10/30/1999 1,004,000   2,005,000 80 Units  Tifton,GA     515 RHS
                                                                                                67,416 SF
                                                                                                6.8 Acres

11 Brierwood II,     01/25/85   101,000                                     351,000     452,000 18 Units  Bainbridge,   515 RHS
   Ltd.                                                                                         12,402 SF   GA
                                                                                                1.4 Acres


                            ----------- ---------- -----------          ----------- -----------
   Total Acquisitions       $12,260,000 $6,955,000 $13,254,506          $12,604,000 $24,864,000 1,140 units
                            =========== ========== ===========          =========== ===========



                                                             (Continued)




                          Item 2. Properties, continued

(A)  Purchase  Money Notes bear  interest at 9% per annum (Set Note 6 to  Financial  Statements).  Each note  requires no  principal payments prior to maturity. Each note requires payment of interest prior to maturity solely to the extent of cash distributions from the Local Limited Partnership to which the note relates.  To the extent interest is not paid currently,  it accrues and is payable at maturity. Accordingly, each note requires a substantial balloon payment at maturity.

     The total of principal  and accrued and unpaid  interest  outstanding  at December  31, 1999 on the Purchase  Money Notes is as
     follows:

          Principal               Interest                  Total
          $6,955,000             $6,299,506               $13,254,506
     ===================    ===================   =========================

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

(D)  Government Assistance:
     221 (d)(4): Mortgage is insured by HUD
     Section 8:  Rental Assistance from HUD for low income or elderly housing
     515 RHS:    Mortgage financing and interest subsidies from RHS pursuant to Section 515 of the Housing Act of 1949
     521 RHS:    Rental assistance from RHS pursuant to Section 521 of the Housing Act of 1949
     236 HUD:    Mortgage insurance and interest subsidies from HUD

(E) Section 8 rental assistance contracts expire as follows:
    Glendale Manor Apartments                                            05/2000
    Surry Manor, Ltd.                                                    07/2000
    Oxford Homes for the Elderly, Ltd.                                   06/2000
    Williamston Homes for the Elderly, Ltd.                              03/2005
    Fuquay-Varina Homes for the Elderly, Ltd.                            05/2000
    Austintown Associates                                                06/2000, 10/2000
    Osuna Apartments Company                                             08/2000

Item 3.  Legal Proceedings

        There are no material pending legal proceedings to which the Partnership is a party or, to the knowledge of the Managing General Partner, of which any of the properties owned by the Local Limited Partnerships is the subject.

        Osuna Apartment Company ("Osuna"), one of the Local Limited Partnerships, was party to a wrongful death action brought by the estate of a former tenant in the Second Judicial District of the State of New Mexico. The suit arose out of the murder of the tenant by the son of a maintenance contractor periodically engaged by Osuna. No specific amount was claimed. In 1999, the jury awarded $1,800,000 to the plaintiffs of which 50% was payable by Osuna. An appeal has been filed. Osuna's liability insurance covers this payment.

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

        (b)  Holders.

        As of March 8, 2000, there were 997 holders of record of the 21,566 Units outstanding.

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

                                          For the Years Ended December 31,
                                          --------------------------------
                                1999        1998        1997        1996        1995
                                ----        ----        ----        ----        ----
Interest income               $    107    $     36    $     46    $     61    $     32

Net loss before
extraordinary items             (1,602)     (2,556)     (2,218)     (1,962)     (1,564)

Net income (loss)                1,322      (2,556)     (2,218)     (1,962)     (1,564)

Net  loss per Unit before
extraordinary items             (73.56)    (117.31)    (101.75)     (90.02)     (71.77)

Net income (loss) per Unit       60.67     (117.31)    (101.75)     (90.02)     (71.77)

Total assets at
  December 31                    2,042       2,254       2,229       2,587       2,964

Long-term debt
 (including current
  portion, net of
  discount) at
  December 31                   13,085      14,137      11,544       9,684       8,152

Distributable Cash
  From Operations
  per Unit (a)                      --          --          --          --          --

Units used in computing
  per unit calculations
  above (b)
                                21,566      21,568      21,576      21,576      21,576

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

        The Partnership acquired its interests in two Local Limited Partnerships for cash. The Partnership acquired its interests in eleven other Local Limited Partnerships by delivery of cash, short-term promissory notes (all of which have been paid in full) and purchase money promissory notes which bear interest at the rate of 9% per annum (the "Purchase Money Notes"). The payment of each Purchase Money Note is secured by a pledge of the Partnership's interest in the Local Limited Partnership to which the note relates. Recourse on each Purchase Money Note is limited to the pledged partnership interest. Each note had an initial term of 15 to 17 years. In May 1999, the Partnership sold its interest in Fiddlers Creek Apartments and the purchaser assumed the Partnership's obligations under the related Purchase Money Notes. At December 31, 1999 eight series of the Purchase Money Notes, relating to Fuquay-Varina Homes for the Elderly, Ltd., Oxford Homes for the Elderly, Ltd., Williamston Homes for the
Elderly, Ltd., Austintown Associates, Meadowwood Ltd., Brierwood Ltd, Pine Forest Apartments, Ltd. and Osuna Apartments Company, had matured and were in default. The Purchase Money Notes relating to Osuna Apartments were assumed by the buyer in connection with the Partnership's sale of the related Local Limited Partnership interest in February, 2000. The remaining two series of Purchase Money Notes, relating to Glendale Manor Apartments and Surry Manor, Ltd. mature on August 29, 2000 and July 9, 2001, respectively. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

        The terms of each Purchase Money Note permit interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. Generally, the amount of such cash distributions have not been sufficient in any year to pay the full amount of interest accrued for that year on the Purchase Money Notes. The Purchase Money Notes do not require payment of any portion of the principal amount of the note prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder). Accordingly, each Purchase Money Note requires a substantial balloon payment at maturity. The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of December 31, 1999, as set forth in the table included in Item 2 above, was $13,254,506. The outstanding obligations are expected to increase annually as interest continues to accrue under the Purchase Money Notes. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($13,085,007 at December 31, 1999), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation (as presented in Item 2 and discussed above) expected at maturity of the notes. The unamortized discount was written off in 1999 on those Purchase Money Notes that matured.

         Management does not believe that the principal and accrued interest due on these notes can be realized or supported by the current value of the respective properties, through either a sale or refinancing. The Partnership's interests in these Local Limited Partnerships were pledged as security for the Partnership's obligations under the respective Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, continued

The sale or other disposition by the Partnership of its interests in the Local Limited Partnerships, including in connection with a foreclosure of the pledged security, is likely to result in recapture of previously claimed tax losses to the Partnership and may have other adverse tax consequences to the Partnership and to the Unit holders. Such recapture may cause some or all of the Unit holders to have taxable income from the Partnership without cash distributions from the Partnership with which to satisfy the tax liability resulting therefrom.

        Linden Park Associates Limited Partnership, one of the two Local Limited Partnerships in which the Partnership acquired its interest for cash ("LPLP"), issued purchase money notes in connection with the purchase of its housing complex. The terms of such notes were substantially identical to those of the Partnership's Purchase Money Notes, requiring no payment of principal prior to maturity and permitting interest to accrue prior to maturity to the extent LPLP's cash flow is insufficient to pay such interest. On July 15, 1999, in connection with the sale of the Partnership's interest in LPLP, LPLP refinanced their existing debt and paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058.

        Management currently anticipates selling the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $148,485 plus the assumption of the related Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been requested and management anticipates receiving unanimous consent. The Local Limited Partnerships need HUD approval for the `transfer of physical assets' (TPA) to conclude these sale of interests. management understands that the general partner is currently preparing requests for such approvals. Management anticipates closing these transactions in the third quarter of 2000.

        Management had also entered into an agreement with the general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. A meeting with the Purchase Money Note holders to discuss this transaction was held in November 1999. The Partnership has not received unanimous consent of the Purchase Money Note holdersand management is continuing discussions with the local general partner regarding possibilities for disposing of this investment.

        On February 1, 2000, the Partnership sold its interest in Osuna Apartments in exchange for $100,000 in cash and the assumption of the related Purchase Money Note obligations.

        Management has also entered into negotiations with the general partner of Brierwood I & II, Pine Forest and Meadowwood Apartments. The sale of the Partnership's interests in Brierwood I, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Management presently anticipates selling the Partnership's 94% Limited Partnership interests in these properties by the fourth quarter of 2000.

        The Partnership has commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. Management expects to pursue more detailed discussions in the second quarter of 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, continued

        There  can  be no  assurance  that  the  Partnership  will  be  able  to successfully consummate any of of the above-described transactions. If Partnership funds are insufficient to pay when due the Purchase Money Notes, the holders of the Purchase Money Notes will have the right to foreclose on the Partnership's respective interests in the Local Limited Partnerships. The sale or other disposition by the Partnership of its interests in the Local Limited Partnerships, including in connection with such a foreclosure, is likely to result in recapture of previously claimed tax losses to the Partnership and may have other adverse tax consequences to the Partnership and to the Unit holders. Such recapture may cause some or all of the Unit holders to have taxable income from the Partnership without cash distributions from the Partnership with which to satisfy the tax liability resulting therefrom.

        At December 31, 1999, the Partnership's had cash and cash equivalents of $526,940. Of this amount $165,994 represents funds segregated for use to pay the fees and expenses due the Linden GP pursuant to a consulting agreement and $212,000 anticipated North Carolina state taxes due on the sale of the Partnership's interest in Fiddlers Creek Apartments, leaving cash reserves of $120,946. The increase in cash reserves compared with $42,284 at December 31, 1998 was funded from the proceeds of the sales of the Partnership's interests in Fiddlers Creek Apartments and LPLP. Such reserves have partially funded the Partnership administrative expenses, including expense reimbursement to the Managing General Partner. The Partnership incurs certain administrative costs, including the management fee, which are earned by or reimbursed to the Managing General Partner. As discussed more fully in Note 6 to the financial statements, such administrative costs were $99,681, $98,136 and $107,707 in 1999, 1998 and 1997, respectively. Management has decided to continue to defer payment of the management fee and reimbursements for general and administrative costs rather than paying such costs out of cash reserves. However, the Partnership did pay $83,000 of deferred management fees and reimbursable expenses out of the proceeds from the sales of its interests in Fiddlers Creek and LPLP. Management intends to continue to pay a portion of the deferred fees and costs from the proceeds of any subsequent sales of Local Limited Partnership interests.

        During 1999, 1998 and 1997 distributable cash flow from the Local Limited Partnerships (LLP's) in connection with which the Partnership delivered Purchase Money Notes was distributed to the Partnership, as follows: 1999: Seven LLP's - $245,730; 1998: Seven LLP's - $186,617; and 1997: Seven LLP's -
$369,947. By April 30, 1999, 1998, and 1997, the Partnership used such cash distributions to pay a portion of the accrued and unpaid interest on the related Purchase Money Notes.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Local Limited Partnerships, continued

Certain of the Local Limited  Partnerships  receive  rental  income  pursuant to
Section 8 rental assistance contracts which expire at various times from May 2000 through March 2005. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

        Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to-market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of housing notice 99-36.

        As such, each Local Limited Partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA. The manager of Osuna Apartments had received a one year contract extension through August, 2000. The general partner of Williamston Homes received a five year renewal to March, 2005, subject to annual Federal appropriation of funds. The remaining properties are working with HUD to renew their existing contracts for two to five year periods.

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

          As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining ten local limited partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations by the end of the Year 2001.

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

The Local Limited Partnerships, continued

Upon a sale of a property by a Local Limited Partnership the mortgage indebtedness of such property must be satisfied prior to distribution of any funds to the partners in the Local Limited Partnership.

Partnership Operations

        The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate. The Partnership's interest income reflects interest earned on reserves, interest earned on the notes receivable from LPLP (in 1998 and 1997 net of discount amortization) and the reversal of the unamortized discount in 1999. Total interest income increased to $107,488 in 1999 from $36,347 in 1998 primarily due to the reversal of the unamortized discount of $74,524. Total interest income decreased to $36,347 in 1998 from $45,607 in 1997.

         This decrease was attributable to the lower reserve balance maintained during the year and a decrease in interest payments received on the long-term note receivable ($18,634 in 1998 versus $23,803 in 1997).

        The Partnership's interest expense decreased to $1,695,878 in 1999 from $2,672,560 in 1998. The decrease is attributable to the sale of the Fiddlers Creek investment on May 28, 1999, which included the assumption of the related Purchase Money Notes. Total interest expense increased to $2,672,560 in 1998 from $2,214,122 in 1997. Such increase was attributable to the accrual of interest under the Purchase Money Notes. Refer to Note 7 to the Financial Statements.

        General and administrative expenses of the Partnership were $153,550 in 1999, $143,677 in 1998, and $145,864 in 1997.

        Occupancy levels at the projects owned by the Local Limited Partnerships ranged from 72% to 100% in 1999, 89% to 100% in 1998, and 88% to 100% in 1997.

        The Partnership's equity in income from the Local Limited Partnerships was $139,548 in 1999, $224,229 in 1998, and $96,766 in 1997. The $84,681
decrease in income recognized in 1999 compared to 1998 is primarily due to the recognition of only five months of income from Fiddlers Creek Apartments. In
1999 the Partnership's share of income from Fiddlers Creek Apartments was $60,011 versus $132,181 in 1998. The Partnership did not recognize losses from six Local Limited Partnerships in 1999 totaling $200,870, as it would have reduced its investment balance below zero, and recognized investment income of $19,002 based on cash distributions received from Glendale Manor. The $107,503 increase in income recognized in 1998 compared to 1997 is attributable to: an increase of $127,463 in net income from the combined statements of operations of all Local Limited Partnerships, and an increase in cash distributions recognized as investment income of $28,000. The Partnership did not record losses in 1998 totaling approximately $163,658 from six Local Limited Partnerships. The recognition of income in 1997 is primarily attributable to the fact that the partnership did not record losses totaling approximately $172,000 for five Local Limited Partnerships and recognized investment income of $23,065 of cash distributions received from Glendale Manor. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in any of the Local Limited Partnerships.

        Because of the above discussed factors, net loss before extraordinary items decreased to $1,602,392 in 1999 from $2,555,661 in 1998 and increased in 1998 from $2,217,613 in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Partnership Operations, continued

        The Partnership realized a net gain of $2,579,632 on its sale of investment in Fiddlers Creek Apartments on May 28, 1999 and a net gain of $344,491 on the sale of investment in Linden Park Associates on July 15, 1999. These gains were calculated as follows:
                                         Fiddlers Creek   Linden Park
                                           Apartments     Associates
                                           ----------     ----------
Cash received                             $   483,451    $   395,960
Purchase Money Notes assumed by buyer       2,624,966             --
Investment in local limited partnership
      interest sold                          (465,520)            --
Consulting fees                               (35,982)       (41,434)
Legal fees                                    (22,708)       (10,035)
Accounting fees                                (4,575)            --
                                          -----------    -----------
       Net gain on sale                   $ 2,579,632    $   344,491


        The operations of the Partnership and of each of the Local Limited Partnerships are subject to numerous risks, including material tax risks. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from May 2000 through March 2005. The United States Department of Housing and Urban Development ("HUD") has issued notices, which relate to project based Section 8 contracts. HUD's current program provides in general for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured.

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

Recent Accounting Pronouncements

         In December 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of FASB Statement No. 65." In February 1999, the FASB issued SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections (which was the Deferral of the Effective date of Certain Accounting requirements for Pension Plans and State and Local Government Units)." In December 1999, the FASB issued SFAS No. 136, "Transfers of Assets to a Non-for Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." Lastly, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Partnership Operations, continued

        The Registrant does not have any items of mortgage backed securities, does not have any pension plans, is not a non-for-profit or a charitable trust, and does not have any derivatives or hedging activities. Consequently, these pronouncements are expected to have no effect on the financial statements.

Impact of the Year 2000 Issue

        There were no material issues relating to the Year 2000 compliance on the Partnership's operations as a result of problems arising from systems and services utilized by the Managing General Partner or by various Local Limited Partnerships.

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk:

        This item is not applicable as this registrant is a small business issuer within the meaning of Rule 12b-2.

Item 8.  Financial Statements and Supplementary Data

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX


                                                                        Page

Financial Statements:

        Balance Sheets, December 31, 1999 and 1998                      20-21

        Statements of Operations for the Years
          Ended December 31, 1999, 1998 and 1997                           22

        Statements of Changes in Partners' Deficit
          for the Years Ended December 31, 1999, 1998 and 1997             23

        Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997                              24-25

        Notes to Financial Statements                                   26-40

Independent Auditors' Report                                               41

Separate Financial Statements, including
  Reports of Independent Auditors', for
  Significant Subsidiaries:

        Osuna Apartments Company                                        42-70

Financial Statement Schedules:

        Independent Auditors' Report                                       71

        Schedule III - Real Estate and Accumulated Depreciation            72




All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                          LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                                         BALANCE SHEETS

                                                                          December 31,
                                                                          ------------
                                                                     1999            1998
                                                                     ----             ----
Assets

Current assets:

    Cash and cash equivalents                                   $    526,940    $     42,284

    Notes and accrued interest receivable, current maturities           --           159,303

    Deferred legal fees                                               40,109            --
                                                                ------------    ------------

        Total current assets                                         567,049         201,587

Investments in local limited
    partnerships                                                   1,475,083       2,052,426
                                                                ------------    ------------

Total Assets                                                    $  2,042,132    $  2,254,013
                                                                ============    ============
                                          (continued)


                          LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                                   BALANCE SHEETS (continued)



                                                                          December 31,
                                                                          ------------
                                                                     1999            1998
                                                                     ----             ----
Liabilities and Partners' Deficit

Current liabilities:
    Purchase Money Notes, current maturities                    $ 12,436,808    $ 13,151,250
    Accounts payable to affiliates                                   188,272         173,271
    Accounts payable                                                   1,565           2,659
    Accrued expense                                                   98,597          16,500
    Accrued interest payable                                         141,318         263,558
                                                                ------------    ------------

         Total current liabilities                                12,866,560      13,607,238

Purchase money notes, net of current maturities                      648,199         985,493
                                                                ------------    ------------

         Total liabilities                                        13,514,759      14,592,731
                                                                ------------    ------------

Contingencies                                                           --              --

Partners' deficit:
     General partners:
         Capital contributions                                         4,202           4,202
         Capital distributions                                          (128)            (72)
         Accumulated losses                                         (210,889)       (224,106)
                                                                ------------    ------------
                                                                    (206,815)       (219,976)
                                                                ------------    ------------
     Limited partners (21,566 Units in 1999 and 1998):
          Capital contributions (net of
              offering costs of $1,134,440)                        9,649,520       9,649,520
          Capital distributions                                     (462,706)         (7,122)
          Accumulated losses                                     (20,452,626)    (21,761,140)
                                                                ------------    ------------
                                                                 (11,265,812)    (12,118,742)
                                                                ------------    ------------

Total partners' deficit                                          (11,472,627)    (21,338,718)
                                                                ------------    ------------

Total liabilities and partners' deficit                         $  2,042,132    $  2,254,013
                                                                ============    ============



           The accompanying notes are an integral part of these financial statements.


                           LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                               (A Massachusetts Limited Partnership)

                                     STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                            1999            1998          1997
                                                            ----            ----          ----
Interest income                                         $   107,488    $    36,347    $    45,607

Expenses:

 Interest expense                                         1,695,878      2,672,560      2,214,122

 General and administrative
   expense                                                  153,550        143,677        145,864
                                                        -----------    -----------    -----------

   Total expenses                                         1,849,428      2,816,237      2,359,986
                                                        -----------    -----------    -----------

Loss before equity in income of local limited
 partnership investments and extraordinary items         (1,741,940)    (2,779,890)    (2,314,379)

Equity in income of local
   limited partnership investments                          139,548        224,229         96,766
                                                        -----------    -----------    -----------

Loss before extraordinary items                          (1,602,392)    (2,555,661)    (2,217,613)

Extraordinary items:

 Gain on sale of investment in Fiddler's Creek Apts       2,579,632           --             --

 Gain on sale of investment in Linden Park Associates       344,491           --             --
                                                        -----------    -----------    -----------

Net income (loss)                                       $ 1,321,731    $(2,555,661)   $(2,217,613)
                                                        ===========    ===========    ===========

Units used in computing
Basic net income (loss) per
Limited Partnership Unit                                     21,566         21,568         21,576
                                                        ===========    ===========    ===========

Basic loss per Limited
Partnership Unit before
Extraordinary items                                     $    (73.56)   $   (117.31)   $   (101.75)
                                                        ===========    ===========    ===========

Basic net income (loss) per
Limited Partnership Unit                                $     60.67    $   (117.31)   $   (101.75)
                                                        ===========    ===========    ===========

            The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the years ended December 31, 1999, 1998 and 1997


                                General         Limited
                                Partner        Partners          Total
                                -------        --------          -----

Partners' deficit
  at December 31, 1996      $   (172,171)   $ (7,386,079)   $ (7,558,250)

Net loss                         (22,177)     (2,195,436)     (2,217,613)

Capital Distributions                (22)         (2,211)         (2,233)
                            ------------    ------------    ------------

Partners'deficit
    at December 31, 1997    $   (194,370)   $ (9,583,726)   $ (9,778,096)

Net loss                         (25,556)     (2,530,105)     (2,555,661)

Capital Distributions                (50)         (4,911)         (4,961)
                            ------------    ------------    ------------

Partners' deficit
     at December 31, 1998   $   (219,976)   $(12,118,742)   $(12,338,718)

Net income                        13,217       1,308,514       1,321,731

Capital Distributions                (56)       (455,584)       (455,640)
                            ------------    ------------    ------------

Partners' deficit
    at December 31, 1999    $   (206,815)   $(11,265,812)   $(11,472,627)
                            ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                         LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                                   STATEMENTS OF CASH FLOWS


                                                            For the Years Ended December 31
                                                            -------------------------------
                                                           1999          1998         1997
                                                           ----          ----         ----
Cash flows from operating activities:
  Cash distributions from local limited partnerships     $ 251,371    $ 191,578    $ 372,180
  Interest payments on purchase money notes               (245,730)    (186,617)    (369,947)
  Uncashed interest payments on purchase money notes
     from prior years                                          841         --           --
  Cash paid for general and administration expenses       (121,926)     (43,930)    (128,051)
  Interest received                                         25,733       20,529       29,821
                                                         ---------    ---------    ---------
       Net cash used in operating activities               (89,711)     (18,440)     (95,997)
                                                         ---------    ---------    ---------

Cash flows from financing activities:
  Capital distributions                                   (455,640)      (4,961)      (2,233)
  Principal and accrued interest received upon
     repayment of Linden Park Associates notes
     receivable                                            241,058         --           --
                                                         ---------    ---------    ---------
        Net cash used in financing activities             (214,582)      (4,961)      (2,233)
                                                         ---------    ---------    ---------

Cash flows from investing items:
   Cash proceeds from sale of investment in
      Fiddlers Creek Apartments                            483,451         --           --
   Cash proceeds from sale of investment in
      Linden Park Associates                               395,960         --           --
   Closing costs                                           (77,416)        --           --
   Deferred closing legal costs                            (13,046)        --           --
                                                         ---------    ---------    ---------
        Net cash provided by investing items               788,949         --           --
                                                         ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents       484,656      (23,401)     (98,230)

Cash and cash equivalents at:

  Beginning of period                                       42,284       65,685      163,915
                                                         ---------    ---------    ---------

  End of period                                          $ 526,940    $  42,284    $  65,685
                                                         =========    =========    =========

                                         (continued)


                         LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                             STATEMENTS OF CASH FLOWS (continued)


Reconciliation of net loss to net cash used in operating activities:


                                                        1999             1998           1997
                                                        ----             ----           ----
Loss before extraordinary items                      $(1,602,392)    $(2,555,661)  $(2,217,613)

Adjustments to reconcile loss before extraordinary items to net cash used in operating activities:

     Share of income of local limited
        partnership investments                         (139,548)       (224,229)      (96,766)

     Cash distributions from local limited
        Partnerships                                     251,371         191,578       372,180

     Interest expense added to purchase money
        Notes, net of discount amortization            1,573,230       2,592,548     1,859,914

     Interest income added to
          Notes receivable, net of discount
          amortization, and interest received            (81,755)        (15,818)      (15,817)

     Decrease in other current assets                       --              --              31

     (Decrease) increase in:
          Accrued interest payable                      (122,241)       (106,607)      (15,736)
          Accounts payable to affiliates                  15,002          98,000        17,000
          Accounts payable                                (1,093)          1,249           410
          Accrued expenses                                17,715             500           400
                                                     -----------     -----------   -----------
Net cash used in operating activities                $   (89,711)    $   (18,440)  $   (95,997)
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

        Cash equivalents at December 31, 1999 consist of a $298,957 certificate of deposit which earned interest at a rate of 4.9 percent and is rolled forward on a seven day basis. The remaining funds held are in money market funds with no stated maturity, valued at cost, which approximates market value. At December 31, 1998, cash equivalents consist of money market fund investments with no stated maturity, valued at cost, which approximates market value.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

2.       Significant Accounting Policies, continued

        Discounts on purchase money notes are amortized over the terms of the related notes using the effective interest method. The Partnership has fully amortized the discount for those purchase money notes which have matured and are still outstanding.

        Discounts on notes receivable were being amortized over the term of the notes using the effective interest method. In 1999, the unamortized discount on the notes receivable was reversed and is included in the Partnership's interest income.

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

         In December 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of FASB Statement No. 65." In February 1999, the FASB issued SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections (which was the Deferral of the Effective date of Certain Accounting requirements for Pension Plans and State and Local Government Units)." In December 1999, the FASB issued SFAS No. 136, "Transfers of Assets to a Non-for Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." Lastly, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133."

        The Registrant does not have any items of mortgage backed securities, does not have any pension plans, is not a non-for-profit or a charitable trust, and does not have any derivatives or hedging activities. Consequently, these pronouncements are expected to have no effect on the financial statements.

3.      Contingencies

        The Partnership's cash balances have continued to decrease in 1999 from the payment of operating expenses. If that trend continued, the Partnership would not have had sufficient cash available for operating expenses during 1999.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

3.       Contingencies, continued

The Partnership therefore replenished cash reserves from the proceeds of the sales of its interests in Fiddlers Creek Apartments and Linden Park Associates to fund anticipated operating expenses through 2001. Management has decided that the Partnership may continue to defer payment of the management fee, and defer reimbursements out of cash reserves for general and administrative costs. The Partnership did pay $83,000 of deferred management fees and reimbursable expenses from the Fiddlers Creek and Linden Park sales proceeds. Management intends to pay a portion of the deferred fees upon any subsequent sales of Local Limited Partnership interests.

      On September 29, 1999 the Purchase Money Notes relating to Fuquay-Varina, Oxford Homes and Williamston Homes matured. The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999 and the Purchase Money Notes relating to Osuna Apartments matured on November 27, 1999. The Purchase Money Notes relating to Osuna were assumed by the buyer in connection with the sale of the Partnership's investment in February 2000. The remaining seven series Purchase Money Notes are now in default. The Purchase Money Notes for Glendale Manor mature on August 29, 2000 and Surry Manor on July 9, 2001.

         Management does not believe that the principal and accrued interest due on these notes can be realized or supported by the current value of the respective properties, through either a sale or refinancing. The Partnership's interests in these Local Limited Partnerships were pledged as security for the Partnership's obligations under the respective Purchase Money Notes. The sale or other disposition by the Partnership of its interests in the Local Limited Partnerships, including in connection with a foreclosure of the pledged security, is likely to result in recapture of previously claimed tax losses to the Partnership and may have other adverse tax consequences to the Partnership and to the Limited Partners. Such recapture may cause some or all of the Limited Partners to have taxable income from the Partnership without cash distributions from the Partnership with which to satisfy the tax liability resulting therefrom.

        Management currently anticipates selling the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $148,485 plus the assumption of the Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been requested and management anticipates receiving unanimous consent. The local limited Partnerships need HUD approval for the `transfer of physical assets' (TPA) to conclude these sales of interests. Management understands that the general partner is currently preparing request for such approval. Management anticipates closing these transactions in the third quarter of 2000.

        Management also entered into an agreement with the general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. A meeting with the Purchase Money Note holders to discuss this transaction was held in November 1999.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


3.       Contingencies, continued

The Partnership has not received unanimous consent of the Purchase Money Note holders and management is continuing discussions with the local general partner regarding possibilities for disposing of this investment.

        The Partnership has an agreement to sell its interest in Osuna Apartments in exchange for $100,000 in cash and the assumption of the related Purchase Money Note obligations. The sale was consummated on February 1, 2000.

        Management has also entered into negotiations with the general partner of Brierwood I & II, Pine Forest and Meadowwood Apartments. The sale of the Partnership's interests in Brierwood I, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Management presently anticipates selling the Partnership's 94% Limited Partnership interests in these properties by the fourth quarter of 2000.

        The Partnership has commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. Management expects to pursue more detailed discussions in the second quarter of 2000.

        No assurance can be given that the Partnership will be able to successfully conclude any of the above transactions.

        The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from May 2000 through March 2005. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRA. On September 11, 1998, HUD issued an interim rule to provide clarification for implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based
Section 8 contracts expiring in fiscal year 2000.

        Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to-market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

3.       Contingencies, continued

Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of housing notice 99-36.

        As such, each Local Limited Partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA. The manager of Osuna Apartments had received a one year contract extension through August, 2000. The general partner of Williamston Homes received a five year renewal to March, 2005 subject to annual Federal appropriation of funds. The remaining properties are working with HUD to renew their existing contracts for two to five year periods.

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

        As discussed above, the Partnership is currently in various stages of negotiations to sell its remaining investments in the Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations by the end of the Year 2001.

       On May 28, 1999, the Partnership sold its interest in Fiddlers Creek Apartments in exchange for $483,451 in cash and assumption of the Purchase Money Note obligations. After transaction expenses, the Partnership recognized a gain of $2,579,632 on the sale of the investment. In connection with the sale, the Partnership is required to remit withholding taxes of approximately $212,000 to the state of North Carolina. The benefit of this payment will be allocated among the Partnership's Units.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.      Investments in Local Limited Partnerships, continued

       On July 15, 1999, the Partnership sold its interest in Linden Park Associates in exchange for $395,960 in cash. After transaction expenses, the Partnership recognized a gain of $344,491 on the sale of the investment. Linden Park Associates Limited Partnership refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058. In accordance with the Partnership's consulting agreement with the General Partner of Linden Park Associates (the "Linden GP") these funds have been segregated for use to pay the fees and expenses due the Linden GP. The Linden GP was engaged in 1998 to assist with the workout or liquidation of the Partnership's portfolio. If the workout or liquidation of the entire portfolio is successfully completed all of the segregated funds will be paid to the Linden GP. The remaining balance of the segregated funds was $165,994 as of December 31, 1999. This amount is included in cash and cash equivalents at December 31, 1999. As of December 31, 1999, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investment in Fiddlers Creek Apartments and Linden Park Associates totaled $77,416. In 1999, the Partnership also reimbursed the Linden GP for expenses incurred totaling $10,216.

        The Partnership distributed $449,999 to the Partnership's Unit holders in August, 1999 from the proceeds of these sales of Local Limited Partnership interests.

         Twelve Local Limited Partnership interests were acquired from withdrawing partners of existing Local Limited Partnerships and one Local Limited Partnership interest was acquired from a newly formed Local Limited Partnership. In conjunction with the acquisition of eleven of the Local Limited Partnership interests from withdrawing partners, the Partnership issued long-term purchase money notes in the aggregate principal amount of $8,705,000, before discount, to such withdrawing partners. In conjunction with the acquisition of Linden Park Associate's interests, the Local Limited Partnership issued purchase money notes to withdrawing partners amounting to $1,800,000 with the same terms as the purchase money notes issued by the Partnership in connection with its acquisition of interests in other Local Limited Partnerships. All of the Purchase Money Notes bear simple interest at 9% per annum. Interest is payable annually but only to the extent of cash distributed from the respective Local Limited Partnerships. Both principal and unpaid interest are due at maturity. Recourse on such purchase money notes is limited to the Partnership's respective Local Limited Partnership interests which are pledged as security on the notes.

        Purchase Money Note obligations decreased by $2,624,966 in the second quarter of 1999 as the Purchase Money Note obligations were assumed by the purchaser of the Partnership's interest in Fiddlers Creek Apartments. See Note 7 for further information on Purchase Money Notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


4.  Investments in Local Limited Partnerships, continued

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                               Years Ended December 31,
                                                               ------------------------
                                                                 1999           1998
                                                                 ----           ----

Total acquisition cost to the Partnership                     $ 9,356,379    $ 9,356,379

Additional capital contributed by the Partnership                  11,425         11,425

Partnership's share of losses of Local Limited Partnerships    (3,450,761)    (3,571,307)

Cash distributions received from Local Limited Partnerships    (4,069,602)    (3,818,231)

Cash distributions received from Local  Limited
     Partnerships recognized as Investment Income                  93,162         74,160

Sales of investments in Local Limited Partnerships               (465,520)         --
                                                              -----------    -----------

Investments in Local Limited Partnerships                     $ 1,475,083    $ 2,052,426
                                                              ===========    ===========


        Summarized financial information from the combined financial statements of all Local Limited Partnerships is as follows:

                            Summarized Balance Sheets
                            -------------------------

Assets:                                          1999             1998
                                                 ----             ----

Investment property, net
     of accumulated depreciation              $  9,283,026    $ 16,092,927
Current assets                                   1,798,870       2,253,903
Other assets                                       183,041         281,271
                                              ------------    ------------
   Total assets                               $ 11,264,937    $ 18,628,101
                                              ============    ============

Liabilities and Partners' Equity (Deficit):

Current liabilities                                809,543    $  1,665,916
Long-term debt, net of discounts                10,326,846      16,441,103
                                              ------------    ------------
   Total liabilities                            11,136,389      18,107,019

Partnership's equity (deficit)                     280,166         717,476
Other partners' equity (deficit)                  (151,618)       (196,394)
                                              ------------    ------------
   Total liabilities and
     partners' equity (deficit)               $ 11,264,937    $ 18,628,101
                                              ============    ============

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

                       Summarized Statements of Operations
                       -----------------------------------

                                                For the Years Ended December 31,
                                                --------------------------------
                                               1999           1998          1997
                                               ----           ----          ----
Rental and other income                    $ 4,463,668    $ 5,482,888   $ 5,358,709
Expenses:
   Operating expenses                        2,957,059      3,442,496     3,424,047
   Interest expense                            773,617      1,019,581     1,041,432
   Depreciation and amortization               813,890      1,011,101       993,415
                                           -----------    -----------   -----------
     Total expenses                          4,544,566      5,473,178     5,458,894
                                           -----------    -----------   -----------

 Net income (loss)                         $   (80,898)   $     9,710   $  (100,185)
                                           ===========    ===========   ===========

Partnership's share of net income (loss)   $   (80,324)   $     9,506   $   (97,997)
                                           ===========    ===========   ===========

Other partners' share
  of net income (loss)                     $      (574)   $       204   $    (2,188)
                                           ===========    ===========   ===========

        The difference between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the years ended December 31, 1999 through 1997 and the share of income (loss) in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses and cash distributions recorded as investment income as follows:

                                                              1999         1998         1997
                                                              ----         ----         ----
Share of income in Local Limited Partnership Investments
  in the Partnership's Statement of Operations             $ 139,548    $ 224,229   $  96,766

Partnership's share of income (loss) in the
  Above summarized Statement of Operations                   (80,324)       9,506     (97,997)
                                                           ---------    ---------   ---------
      Difference                                           $ 219,872    $ 214,723   $ 194,763
                                                           =========    =========   =========

Unrecorded Losses:
      Linden Park                                          $  37,641    $  19,199   $  46,355
      Brierwood, Ltd.                                         33,837       46,313      35,037
      Brierwood II, Ltd.                                      25,903       18,802      11,530
      Pine Forest Apartments, Ltd.                            33,806       41,658      66,954
      Surry Manor                                             39,642         --        11,822
      Glendale Manor                                           1,995        7,778        --
      Meadowwood                                              28,046         --          --
                                                           ---------    ---------   ---------
            Subtotal Unrecorded Losses                       200,870      163,658     171,698
Cash distributions recorded as investment income:
      Glendale Manor                                          19,002       37,497      23,065
      Surry Manor                                               --         13,568        --
                                                           ---------    ---------   ---------
Total                                                      $ 219,872    $ 214,723   $ 194,763
                                                           =========    =========   =========


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

        The Partnership's investment in Local Limited Partnerships reported in its Balance Sheets at December 31, 1999 and 1998 are $1,194,917 and $1,334,950, respectively, greater than the Partnership's equity reported in the Summarized Balance Sheets above. This is related to the share of unrecorded losses of the seven Local Limited Partnerships and cash distributions received from Glendale Manor and Surry Manor which were recorded as investment income. The investment of these seven Local Limited Partnerships has been reduced to zero with Linden Park Associates (one of the seven) being sold on July 15, 1999.

        The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd., Surry Manor, Glendale Manor and Meadowwood, Ltd. until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from the six remaining partnerships will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. In 1999, $19,002 of cash distributions from Glendale Manor were recognized as investment income as it would have reduced its investment balance below zero. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

        Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $5,641 in 1999 and $4,961 in 1998 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

5.      Notes and Accrued Interest Receivable

        During 1989, the Partnership purchased long-term purchase money notes of Linden Park Associates Limited Partnership ("Linden Park"), a Local Limited Partnership. The notes represent obligations of Linden Park to former partners whose partnership interests were purchased for resale to the Partnership in connection with the Partnership's acquisition of an interest in Linden Park. The Partnership purchased such notes, which carried a face value of $173,803 plus accrued and unpaid interest of $49,692, for $58,000. The notes earned interest at a rate of 9% per annum payable only from available cash from operations of Linden Park.

        On July 15, 1999 (also the date that the Partnership sold its interest in Linden Park) Linden Park refinanced their existing debt and paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058. In accordance with the Partnership's consulting agreement with the General Partner of Linden Park (the "Linden GP") these funds have been segregated for use to pay the fees and expenses due the Linden GP. The Linden GP was engaged in 1998 to assist with the workout or liquidation of the Partnership's portfolio. If the workout or liquidation of the entire portfolio is successfully completed all of the segregated funds will be paid to the Linden GP. The remaining balance of the segregated funds was $165,994 as of December 31, 1999 and is included in cash and cash equivalents.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

6.      Transactions with Affiliates

        During the years ended December 31, 1999, 1998 and 1997 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                              1999         1998        1997
                                              ----         ----        ----
Reimbursement of Partnership
  administration expenses                   $49,681      $48,136     $57,707
Partnership management fees                  50,000       50,000      50,000


        As of December 31, 1999 and 1998, accounts payable to affiliates totaling $188,272 and $173,271 respectively, represent amounts owed for reimbursements of Partnership administration expenses of $96,001 and $68,000, respectively, and partnership management fees of $ 92,271 and $105,271, respectively. In 1999, the Partnership reimbursed deferred administration expenses of $20,000 and Partnership management fees of $63,000 out of the Fiddlers Creek Apartments and Linden Park Associates sales proceeds. Management has determined to defer further payment of the amounts accruing for Partnership management fees and reimbursement of Partnership administrative expenses out of operating cash flows in order to conserve cash reserves available to fund the Partnership's operations. See note 3.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

7.      Purchase Money Notes

        Purchase money notes consist of the following at December 31:

                                                  1999            1998
                                                  ----            ----
Purchase Money Notes, due July 9, 2001,
bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest
in Surry Manor, Ltd.:
    Original principal balance                  $360,000        $360,000
    Accrued and unpaid interest                  371,029         338,512

Purchase Money Notes, due August 29,
2000, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Glendale Manor Apartments:
    Original principal balance                   450,000         450,000
    Accrued and unpaid interest                  198,097         159,482

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Oxford Homes for the Elderly, Ltd.:
    Original principal balance                   643,600         643,600
    Accrued and unpaid interest                  272,357         239,852

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Williamston Homes for the Elderly, Ltd.:
    Original principal balance                   664,100         664,100
    Accrued and unpaid interest                  162,702         119,067

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


7.     Purchase Money Notes (Continued)

                                                  1999            1998
                                                  ----            ----
Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Fuquay-Varina Homes for the Elderly, Ltd.:
    Original principal balance                  $  707,300      $  707,300
    Accrued and unpaid interest                     30,437          30,249

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's Local
Limited Partnership interest in
Fiddlers Creek Apartments:
    Original principal balance                           0       1,750,000
    Accrued and unpaid interest                          0       1,322,656

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Meadowwood, Ltd.:
    Original principal balance                     610,000         610,000
    Accrued and unpaid interest                    816,211         760,985

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Brierwood, Ltd.:
    Original principal balance                     270,000         270,000
    Accrued and unpaid interest                    353,406         328,962

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Pine Forest Apartments, Ltd.:
    Original principal balance                     350,000         350,000
    Accrued and unpaid interest                    447,027         415,340

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


7.     Purchase Money Notes (Continued)

                                                     1999             1998
                                                     ----             ----
Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Austintown Associates:
    Original principal balance                     $  1,600,000    $  1,600,000
    Accrued and unpaid interest                       2,019,437       1,879,213

Purchase Money Notes, due
November 27, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
interest in Osuna Apartments Company:
     Original principal balance                       1,300,000       1,300,000
     Accrued and unpaid interest                      1,628,803       1,519,435
                                                   ------------    ------------

Total principal and accrued and unpaid
   interest at 9% at December 31                     13,254,506      15,818,753

Aggregate discount on the above purchase
money notes plus accrued interest (based
upon average imputed interest rates of 21%)
The unamortized discount for those Purchase            (169,499)     (1,682,010)
                                                   ------------    ------------
Money Notes that matured in 1999 was written off

Purchase money note liability                        13,085,007      14,136,743

Less: current maturities, net of
aggregate discount                                  (12,436,808)    (13,151,250)
                                                   ------------    ------------

Long-term purchase money note liability            $    648,199    $    985,493
                                                   ============    ============

       The purchase money notes were originally discounted using an imputed interest rate of approximately 19% and assuming a certain level of cash flow from distributions from the underlying Local Limited Partnerships ("distributions"). Since 1990, on an annual basis, the Partnership has reviewed the estimated annual level of distributions expected to be received based on historical and re-forecasted future distributions and adjusted accordingly the future effective annual interest expense. The effective annual interest rate as of December 31, 1999 is approximately 21%.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

7.       Purchase Money Notes (Continued)

       The Purchase Money Notes (PMN) outstanding for Fuquay-Varina, Oxford Homes, Williamston Homes, Compass West Apartments Meadowwood Ltd, Brierwood Ltd, Pine Forest and Osuna Apartments matured in 1999 and are now in default. In 1999, the unamortized discount for these PMN's totaling $658,894 was written off. Upon maturity of each of these notes, the Partnership continued to accrue interest at the legal rate of 9 percent. See Footnote 3 for further discussion.

       All of the purchase money notes and accrued interest thereon for the remaining Purchase Money Notes may be repaid without penalty prior to maturity. However, it is not anticipated that any principal payments will be made prior to maturity on these notes

       The portion of interest, which is expected to be paid currently, is classified as a current liability and the portion of interest, which is not expected to be paid currently has been reflected as interest, added to purchase money note debt.

8.     Reconciliation  of Income  (Loss)  in  Financial  Statements  to Income
       (Loss) for Federal Income Tax Purposes

       A reconciliation of the income (loss) reported in the Statements of Operations for the years ended December 31, 1999, 1998 and 1997, to the income
(loss) reported for Federal income tax purposes is as follows:

                                                      1999           1998           1997
                                                      ----           ----           ----
Net income (loss) per Statements of
  Operations                                      $ 1,321,731    $(2,555,661)   $(2,217,613)

Less: Excess of tax equity over book equity in
      loss of Local Limited Partnership              (281,806)      (700,821)      (669,980)

Add:  Additional book basis interest                  814,632      1,707,207      1,292,826

      Expenses not deducted pursuant to I.R.C
      Section 267                                      15,002         98,000         17,000

      Excess tax gain over book gain on sale of
      Interest in Fiddlers Creek Apartments         1,400,512           --             --

      Excess tax gain over book gain on sale of
      Interest in Linden Park Associates            3,423,861           --             --
                                                  -----------    -----------    -----------

Income (Loss) for Federal Income
  Tax purposes                                    $ 6,693,932    $(1,451,275)   $(1,577,767)
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

10.    Concentration of Credit Risk

       The Partnership maintains its cash and cash equivalents in two financial institutions. The balances are insured by the Federal Deposit Insurance
Corporation up to $100,000 by these banks. As of December 31, 1999, the uninsured cash balances held at its banks was approximately $369,747.

11.    Statement of Distributable Cash from Operations (Unaudited)

       Distributable Cash From Operations for the year ended December 31, 1999, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations              $ 107,488
Less:  Interest income added to long-term notes
       receivable, net of discount amortization            (81,755)
Plus:  1999 cash distributions to be received from
       Local Limited Partnerships, net of non-resident
       state withholding taxes                             126,566
Less:  1999 interest payments on purchase money
       notes to be paid out of 1998 cash
       distributions from Local Limited Partnerships      (126,566)
Less:  General and administrative expenses per
       Statement of Operations                            (153,550)
                                                         ---------
Cash from Operations, as defined                          (127,817)
                                                         ---------
Distributable Cash from Operations, as defined           $       0
                                                         =========

12.    Subsequent Event

       On February 1, 2000, the Partnership sold its interest in Osuna Apartments in exchange for $100,000 in cash and the assumptions of the related Purchase Money Note obligations.

                          Independent Auditors' Report


To the Partners
Liberty Housing Partners Limited Partnership

       We have audited the accompanying balance sheets of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Liberty Housing Partners Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 36% and 47% of the assets as of December 31, 1999 and 1998, respectively, and income and (losses) from such partnerships comprise 8%, 0%, and 1.5% of the partnership income (loss) for each of the three years in the period ended December 31, 1999, of Liberty Housing Partners Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

       In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Housing Partners Limited Partners as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



Boston, Massachusetts                            REZNICK FEDDER & SILVERMAN
March 21, 2000

                            OSUNA APARTMENTS COMPANY
                          HUD Project No. 116-44052-LDP
                             (A Limited Partnership)

                              Financial Statements
                                       and
                            Supplementary Information
                      For the Year Ended December 31, 1999

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

                      Kirkpatrick, Klein & Mathis, P.L.L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               Mike G. Kirkpatrick
                              James M. Klein, P.C.
                                 John C. Mathis



                                                          MEMBER OF AICPA
       MEMBER OF                                         PRIVATE COMPANIES
     TEXAS SOCIETY OF                                     PRACTICE SECTION
CERTIFIED PUBLIC ACCOUNTANTS                         OF DIVISION FOR CPA FIRMS



                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Osuna Apartments Company

We have audited the accompanying balance sheet of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP, as of December 31, 1999, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 2000, on our consideration of Osuna Apartments Company's internal control, and reports dated January 21, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.



              4901 LBJ Freeway o Suite 120 o Dallas, Texas 75244 o
                      (972) 386-0800 o Fax (972) 404-9308

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

As discussed in Note 10 to the financial statements, the Partnership has informed HUD of its intention to prepay the mortgage.


                                        Kirkpatrick, Klein & Mathis, P.L.L.C.

January 21, 2000



                                OSUNA APARTMENTS COMPANY
                                (A Limited Partnership)
                                       Exhibit A
                                     Balance Sheet
                                   December 31, 1999



                                         Assets

Current assets:
    1120 Cash - operations (Note 1)                                        $    33,569
    1130 Accounts receivable - tenants                                             135
    1135 Accounts receivable - HUD                                               3,834
    1200 Prepaid expenses                                                        7,786
                                                                            ----------

            Total current assets                                                45,324



Deposits held in trust - funded:
    1191 Tenant security deposits (contra) (Schedules 1 and 2)                  10,612




Restricted deposits and funded reserves:
    1310 Mortgage escrow deposits                      $    12,069
    1320 Reserve for replacements
          (Note 2 and Schedule 1)                          175,765
    1330 Reserve for exterior painting (Schedule 1)         44,863
    1340 Reserve for residual receipts
          (Note 2 and Schedule 1)                          298,791             531,488
                                                        ----------


Fixed assets (at cost) (Notes 1 and 3) (Schedule 1):
    1410 Land                                              255,230
    1420 Buildings                                       1,854,035
    1440 Building equipment - portable                      13,555
    1460 Furnishings                                       154,013
    1465 Office furniture                                   10,064
                                                        ----------
                                                         2,286,897
    1495 Less accumulated depreciation                   1,095,127           1,191,770
                                                        ----------

Other asset:
    1520 Unamortized deferred expenses (Note 1)                                 16,507
                                                                            ----------

                                                                            $1,795,701
                                                                            ==========


                             Liabilities and Partners' Equity

Current liabilities:
    2110 Accounts payable - trade                                           $    7,771
    2113 Accounts payable - other (Note 4)                                       2,500
    2115 Accounts payable - HUD                                                  2,168
    2121 Accrued payroll taxes                                                     395
    2131 Accrued interest payable                                                  263
    2150 Accrued property taxes                                                  7,885
    2210 Prepaid revenue                                                            64
    2170 Current maturities of long-term debt (Note 3)                          42,856
                                                                             ---------

                  Total current liabilities                                     63,902



Deposit liabilities:
    2191 Tenant security deposits (contra)                                      10,400


Long-term debt (Note 3):
    2320 Mortgage payable, 7 percent, less
        current maturities of $42,856                                        1,128,791


Contingency (Note 8)



3130 Partners' equity (Notes 1 and 5)                                          592,608
                                                                            ----------

                                                                            $1,795,701
                                                                            ==========

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

For Month/Period  Ending:                  Project         Project Name:
Beginning:                                 Number:
1/99              12/99                    116-44052-LDP   Osuna Apartments

          Part I                          Description of Account                Acct. No.      Amount
Rental Income              Rent Revenue - Gross Potential                         5120        402,609
5100                       Tenant Assistant Payments                              5121         38,959
                           Stores and Commercial                                  5140
                           Garage and Parking Spaces                              5170
                           Flexible Subsidy Revenue                               5180
                           Misc. Rent Revenue                                     5190
                           Excess Rent                                            5191
                           Rent Revenue - Insurance                               5192
                           Special Claims Revenue                                 5193
                           Retained Excess Income                                 5194
                           Total Rent Revenue                                                                 441,568
Vacancies                  Apartments                                             5220         11,375
5200                       Stores and  Commercial                                 5240
                           Rental Concessions                                     5250
                           Garage and Parking Spaces                              5270
                           Miscellaneous                                          5290
                           Total Vacancies                                                                     11,375
                           Net Rental Revenue (Rent Less Vacancies)                                           430,193
                           Nursing Home/Assisted Living/Board
                           Care/Other Elderly Care/Coop/& Other                   5300
Financial Revenue          Financial Revenue - Project Operations                 5410          1,538
5400                       Revenue from Investments - Residual Receipts           5430         13,088
                           Revenue from Investments - Replacement Resv.           5440          7,256
                           Revenue from Investments - Misc.                       5490
                           Total Financial Revenue                                                             21,882
Other Revenue              Laundry and Vending Revenue                            5910          4,496
5900                       Tenant Charges                                         5920          1,330
                           Miscellaneous Revenue                                  5990          1,279
                           Total Other Revenue                                                                  7,105
                           Total Revenue                                                                      459,180
Administrative Expenses    Conventions and Meetings                               6203
6200/6300                  Management Consultants                                 6204
                           Advertising and Marketing                              6210            111
                           Other Renting Expense                                  6250             60
                           Office Salaries                                        6310          6,953
                           Office Expenses                                        6311         10,456
                           Office or Model Apartment Rent                         6312
                           Management Fee                                         6320         40,331
                           Manager or Superintendent Salaries                     6330         19,384
                           Administrative Rent Free Unit                          6331          4,244
                           Legal Expenses - Project                               6340
                           Audit Expense                                          6350          5,626
                           Bookkeeping Fees/Accounting Services                   6351          5,280
                           Bad Debts                                              6370
                           Misc. Administrative Expenses                          6390            120
                           Total Administrative Expenses                                                       92,565

    The accompanying notes are an integral part of the finanical statements.

                                     1 of 2


OSUNA APARTMENTS                                                                                                           EXHIBIT B

Utilities Expense          Fuel Oil/Coal                                          6420
6400                       Electricity                                            6450         45,240
                           Water                                                  6451         20,079
                           Gas                                                    6452         18,129
                           Sewer                                                  6453          7,167
                           Total Utilities Expense                                                             90,615
Operating and              Payroll                                                6510         25,465
Maintenance Expenses       Supplies                                               6515         28,716
6500                       Contracts                                              6520         60,498
                           Operating and Maintenance Rent Free Unit               6521          4,784
                           Garbage and Trash Removal                              6525          7,781
                           Security Payroll/Contract                              6530
                           Security Rent Free Unit                                6531
                           Heating/Cooling Repairs and Maintenance                6546          7,006
                           Snow Removal                                           6548
                           Vehicle and Maintenance Equipment O & R                6570            297
                           Miscellaneous Operating and Maintenance                6590
                           Total Operating and Maintenance Expenses                                           134,547
Taxes and Insurance        Real Estate Taxes                                      6710         15,771
6700                       Payroll Taxes (Project Share)                          6711          6,148
                           Property & Liability Insurance (Hazard)                6720          9,849
                           Fidelity Bond Insurance                                6721            533
                           Workmen's Compensation                                 6722            896
                           Health Insurance and Other Employee Benefits           6723          2,821
                           Miscellaneous Taxes, Licenses, Permits and Ins.        6790
                           Total Taxes and Insurance                                                           36,018
Financial Expenses         Interest on Mortgage Payable                           6820          4,324
6800                       Interest on Notes Payable Long Term                    6830
                           Interest on Notes Payable Short Term                   6840
                           Mortgage Insurance Premium/Service Charge              6850          6,058
                           Miscellaneous Financial Expenses                       6890          2,531
                           Total Financial Expenses                                                            12,913
Elderly & Congregate       Nursing Homes/Assisted Living/Board
Service Expenses           & Care/Other Elderly Care Expenses                     6900                              -
6900                       Total Cost of Operations before Depreciation                                       366,658
                           Profit (Loss) Before Depreciation                                                   92,522
                           Depreciation Expense                                   6600         65,435
                           Amortization Expense                                   6610          1,053          66,488
                           Operating Profit or (Loss)                                                          26,034
Mortgagor Entity           Officers Salaries                                      7110
Expenses                   Legal Expense                                          7120
7100                       Federal, State and Other Income Taxes                  7130
                           Interest Income                                        7140
                           Interest on Notes Payable                              7141
                           Interest on Mortgage Payable                           7142
                           Other Expens  Note 4                                   7190          2,500
                           Net Entity Expenses                                                                  2,500
                           Profit or Loss (Net Income or Loss)                    3250                         23,534
Warning: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012; 31 U.S.C. 3729, 3802)
Miscellaneous or other Income and Expense  Sub-account  Groups. If miscellaneous or other income and/or expense  subaccounts  (5190,
5290,  5490,  5990,  6390,  6590,  6729,  6890, and 7190) exceed the Account  Groupings by 10% or more,  attach a separate  schedule describing or explaining the miscellaneous income or expenses.

Part II
1.       Total principal payments required under the mortgage, even if payments under a
         Workout Agreement are less or more than those required under the mortgage.                       $ 39,966
2.       Replacement Reserve deposits required by the Regulatory Agreement or
         Amendments thereto, even if payments may be temporarily suspended or waived.                     $  6,068
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

                                       48


                                 OSUNA APARTMENTS COMPANY
                                  (A Limited Partnership)
                                                                                 Exhibit C
                         Statement of Changes in Partners' Equity
                           For the Year Ended December 31, 1999






                                                 Associate       Local
                                                  General       General        Limited
                                   Total          Partner       Partner        Partner
                                 ----------     ----------     ---------      ---------

Balance, January 1, 1999         $ 578,386      $   4,056      $   4,121      $ 570,209

Distributions to partners           (9,312)           (93)          (118)        (9,101)

Net income (loss) for the year      23,534            694            694         22,146
                                 ---------      ---------      ---------      ---------

Balance, December 31, 1999       $ 592,608      $   4,657      $   4,697      $ 583,254
                                 =========      =========      =========      =========




The accompanying notes are an integral part of the financial statements.

                                 OSUNA APARTMENTS COMPANY
                                  (A Limited Partnership)
                                                                                 Exhibit D
                                  Statement of Cash Flows
                           For the Year Ended December 31, 1999



Cash flows from operating activities:
    Rental receipts                                          $ 416,465
    Interest receipts                                            1,538
    Other receipts                                               6,893         $ 424,896
                                                             ---------

    Administrative expenses                                     23,973
    Management fees                                             40,331
    Utilities                                                   98,635
    Salaries and wages                                          51,802
    Maintenance expenses                                       104,298
    Real estate taxes                                           16,336
    Other taxes and insurance                                   10,775
    Property insurance                                          10,258
    Mortgage interest                                            4,539
    Mortgage insurance premium                                   5,814
    Miscellaneous financial expenses                             2,531           369,292
                                                             ---------         ---------

        Net cash provided by operating activities                                 55,604

Cash flows from investing activities:
    Deposit to residual receipts                                (1,375)
    Deposits to reserve for replacements                        (6,068)
    Deposits and interest to reserve for exterior painting      (4,903)
    Purchase of fixed assets                                   (10,808)
    Net change in mortgage excrow                               16,983
                                                             ---------

        Net cash used in investing activities                                     (6,171)

Cash flows from financing activities:
    Mortgage principal payments                                (39,967)
    Distribution to partners                                    (9,312)
                                                             ---------

        Net cash used in financing activities                                    (49,279)
                                                                               ---------

Increase in cash                                                                     154

Cash, beginning of year                                                           33,415
                                                                               ---------

Cash, end of year                                                              $  33,569
                                                                               =========

The accompanying notes are an integral part of the financial statements.


                                 OSUNA APARTMENTS COMPANY
                                  (A Limited Partnership)
                                                                                 Exhibit D
                                  Statement of Cash Flows
                           For the Year Ended December 31, 1999





Cash flows from operating activities:
    Net income                                                                 $  23,534
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                    $  66,488
            Decrease in accounts receivable - tenants              269
            Increase in accounts receivable - HUD               (3,555)
            Increase in prepaid expenses                          (165)
            Decrease in accounts payable - trade                (7,849)
            Decrease in accounts payable - HUD                    (824)
            Decrease in accrued payroll taxes                     (548)
            Decrease in accrued interest payable                  (215)
            Decrease in prepaid revenue                           (410)
            Decrease in accrued property taxes                    (565)
            Decrease in tenant security deposit cash               188
            Decrease in tenant security deposit liability         (400)
            Interest earned on reserve accounts                (20,344)           32,070
                                                             ---------         ---------

                Net cash provided by operating activities                      $  55,604
                                                                               =========


Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                     $   4,324
                                                                               =========

Interest earned on reserve accounts and
   maintained in the respective reserve accounts                               $  20,344
                                                                               =========



The accompanying notes are an integral part of the financial statements.

                                       51

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Osuna Apartments Company (the "Partnership") was organized as a limited partnership on February 25, 1974, to acquire an interest in real property located in Albuquerque, New Mexico and to construct and operate thereon an apartment complex of 110 units, under Section 236 of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. Lower rental charges to tenants are recovered by the Partnership through rent subsidies provided by HUD. The project's major program is its insured loan under
Section 236. The project's nonmajor program results from its participation in the Section 8 housing assistance program. Unless otherwise dissolved, the Partnership remains in full force and effect until December 31, 2030.

During the year ended December 31, 1999, rental revenue from HUD totaled $38,959 representing eight percent of total revenue. The rent subsidy contract with HUD expires August 31, 2000.

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

The regulatory agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of the year. The maximum distributable amount for the year ended December 31, 1999 was $11,812 and "surplus cash" amounted to $26,954. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide "surplus cash" in excess of current requirements. The cumulative amount distributable at December 31, 1999 was $11,812.

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

Rental revenue

Gross rental revenue earned (accounts 5120 and 5121) was based on the approved rental rate structure (revenue and non-revenue units) of the project. Two non-revenue apartments (a 2BR and a 3BR) were occupied by the resident manager and maintenance person during the year.

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

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements


Note 2 - Replacement Reserves and Residual Receipts

Replacement reserve funds are held in cash ($13,083) and U.S. Treasury bills ($162,682) due April 2000. Residual receipts are held in cash ($16,490) and U.S. Treasury bills ($282,301) due April 2000. The Treasury bills bear interest at approximately 4.64% per annum. The amounts reported approximate fair value and are based on quoted market prices.


Note 3 - Long-term Debt

The seven percent mortgage note payable is insured by HUD and is payable in monthly installments of $10,293 (before any interest supplement) through August, 2015. A portion of the interest is paid by HUD under its 236 Program. The apartment project is pledged as collateral for the note.

Current maturities of long-term debt over the next five years ending December 31, are as follows:

                         2000                   $42,856
                         2001                   $45,954
                         2002                   $49,275
                         2003                   $52,838
                         2004                   $56,657

It is impractical to estimate, with any precision, the fair value of the outstanding debt without incurring excessive cost.


Note 4 - Related Party Transactions

During 1999, the general partners earned $2,500 in local partnership administrative fees. This amount is reflected as an accrued expense at December 31, 1999. These fees are treated as a portion of the limited dividend payable and can only be paid as part of the allowable distribution from surplus cash.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements


Note 5 - Restricted Equity

Under the terms of the Regulatory Agreement, the Partnership is required to set aside specified amounts for the replacement of property and other project expenditures as approved by HUD. Restricted funds, which approximate $474,000 at December 31, 1999, are held in separate accounts and generally are not available for operating purposes without HUD's prior written approval.


Note 6 - Rent Increases

Under the regulatory agreement, the partnership may not increase rents charged to tenants without HUD approval.


Note 7 - Management Fees

Management fees of $40,331 were earned under a HUD approved 9.4% management contract. Management fees are based on collections of rentals, commercial (laundry and vending), late and NSF fees and forfeited security deposits. In addition, accounting fees of four dollars per unit per month ($5,280) were paid to the management company.


Note 8 - Contingency

The Partnership was named in a lawsuit stemming from the alleged wrongful death of a tenant. The Partnership's insurance carrier retained counsel to represent the Partnership in this action. Even though allegations were denied and vigorously contested in court proceedings, the jury returned a verdict finding the project negligent and assessing liability at 50% on the project. Total damages were awarded in the amount of $1,800,000 of which the project is responsible for $900,000. An appeal has been filed. Accordingly, no provision for any liability (if any) that might result above and beyond the insurance carrier's responsibility has been made in the accompanying financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                          Notes to Financial Statements


Note 9 - Current Vulnerability Due to Certain Concentrations

The Partnership's sole asset is Osuna Apartments. The Partnership's operations are concentrated in the multifamily real estate market. In addition, the Partnership receives rental subsidies from HUD and operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of congress or an administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.


Note 10 - HUD Mortgage

In August 1999 the Partnership informed HUD of its decision to prepay the present HUD held mortgage on or about February 1, 2000. Prepayment of the mortgage could result in an increase in tenant rents. In the event the mortgage is prepaid, tenants who are eligible will receive vouchers to assist them in paying their rent. The impact of this decision upon the Partnership is not readily determinable at this time.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                        Supplemental Data Required by HUD


Reserve for Replacements

In accordance with the provisions of the regulatory agreement, restricted cash and securities are held by GMAC Commercial Mortgage at December 31, 1999 to be used for replacement of property with the approval of HUD as follows:

     Balance, January 1, 1999                              $162,441
     Monthly deposits ($506 x 12)                             6,068
     Interest earned                                          7,256
                                                           --------

     Balance, December 31, 1999                            $175,765
                                                           ========

Reserve for Residual Receipts

In accordance with the provisions of the regulatory agreement, residual receipts cash and securities are held by GMAC Commercial Mortgage. Use of these funds is contingent upon HUD's prior written approval. The following is an analysis of 1999 transactions.

     Balance, January 1, 1999                              $284,328
     Interest earned                                         13,088
     1998 residual receipts transferred                       1,375
                                                           --------

     Balance, December 31, 1999                            $298,791
                                                           ========

Reserve for Exterior Painting

Restricted cash is held by a bank to be used for exterior painting as follows:

     Balance, January 1, 1999                              $39,960
     Deposits for 1999 ($300 x 12)                           3,600
     Interest earned                                         1,303
                                                           -------

     Balance, December 31, 1999                            $44,863
                                                           =======

This supplemental data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)
                                                                      Schedule 1
                  Supplemental Data Required by HUD (Continued)



Miscellaneous Information

The lead auditor of the engagement was James M. Klein, a member in the firm of Kirkpatrick, Klein & Mathis, P.L.L.C. (EIN: 75-2785999), located at 4901 LBJ Freeway, Suite 120, Dallas, Texas 75244.





This supplemental data is presented for purposes of additional analysis and is not a required part of the basic financial statements.

                                                                                                                          Schedule 1
                                                      OSUNA APARTMENTS COMPANY
                                                       (A Limited Partnership)
                                                             Schedule 1
                                            Supplemental Data Required By HUD (continued)
                                                          December 31, 1999

Changes in the Apartment Project



                                             Assets                                Accumulated Depreciation                  Net
                ----------------------------------------------------  -------------------------------------------------    Carrying
                   Balance                                Balance       Balance                               Balance       Amount
                   Jan 1.                                 Dec. 31,      Jan 1.                                Dec. 31,     Dec. 31,
                    1999       Additions    Deductions     1999          1999       Additions  Deductions      1999          1999
                ------------  ------------  ----------  ------------  -----------  -----------  ---------  ------------  -----------

Land           $    255,230  $             $           $    255,230  $            $            $          $          -  $    255,230

Buildings         1,854,035                               1,854,035      866,746       61,848                  928,594       925,441

Building
     equipment
     portable         7,487         6,068                    13,555        5,805        1,330                    7,135         6,420

Furnishings         149,273         4,740                   154,013      149,273          948                  150,221         3,792

Office
   furniture         10,064                                  10,064        7,868        1,309                    9,177           887
                ------------  ------------  ----------  ------------  -----------  -----------  ---------  ------------  -----------

    Totals     $  2,276,089  $     10,808  $        -  $  2,286,897  $ 1,029,692  $    65,435  $       -  $  1,095,127  $  1,191,770
                ============  ============  ==========  ============  ===========  ===========  =========  ============  ===========


                      Additions:
---------------------------------------------------------

Appliances                             $           6,068

Computer                                             563

Sign                                               4,177
                                         ----------------

                                       $          10,808
                                         ================





This supplemental data is presented for purposes of additional analysis and is not a required part of the financial statements.

                                         U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                                              HOUSING - FEDERAL HOUSING COMMISSIONER
                                      OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY

                                          COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND                                  SCHEDULE 1
                                                         RESIDUAL RECEIPTS

PROJECT NAME                                 FISCAL PERIOD ENDED:       PROJECT NUMBER
OSUNA APARTMENTS                             12/31/99                   116-44052-LDP

                                                   PART A - COMPUTE SURPLUS CASH
       1.  Cash (Accounts 1110, 1120, 1191, 1192)                              $44,191

       2.  Tenant subsidiary vouchers due for period covered
             by financial statement                                            $ 3,834

       3.  Other (describe)                                                    $

                  (a) Total Cash (Add Lines 1, 2, and 3)                                                      $48,015

       4.  Accrued mortgage interest payable                                   $   263

       5.  Delinquent mortgage principal payments                              $

       6.  Delinquent deposits to reserve for replacements                     $

       7.  Accounts payable (due within 30 days)                               $ 7,771

       8.  Loans and notes payable
           (due within 30 days)                                                $

       9.  Deficient Tax Insurance or MIP Escrow Deposits                      $

       10. Accrued expenses (not escrowed) Payroll Taxes                       $   395

       11. Prepaid Rents (Account 2210)                                        $    64

       12. Tenant security deposits liability (Account 2191)                   $10,400

       13. Other (Describe)  Excess Rents                                      $ 2,168

                  (b) Less Total Current Obligations (Add Lines 4 through 13)                                 $21,061

                  (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))                                     $26,954
                        PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1.   Surplus Cash                                                                                           $26,954

  Limited Dividend Projects

       2a. Distribution Earned During Fiscal Period
             Covered by the Statement                                          $11,812

       2b. Distribution Accrued and Unpaid as of the
             End of the Prior Fiscal Period                                    $11,812

       2c. Distributions Paid During Fiscal Period Covered by Statement        $11,812

       3. Distributions Earned but Unpaid as of the End of
          the Fiscal Period Under Review (Line 2a + 2b - 2c)                   $11,812

  4.   Amount Available for Distribution During Next Fiscal Period                                            $11,812

  5.   Deposit Due Residual Receipts
       (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)                             $15,142

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

                                                                      Schedule 2




                         INDEPENDENT AUDITORS' REPORT ON
                            COMPLIANCE WITH SPECIFIC
                  REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS


To the Partners of
Osuna Apartments Company

We have audited the financial statements of Osuna Apartments Company (a limited partnership), Project No. 116-44052-LDP, as of and for the year ended December 31, 1999, and have issued our report thereon dated January 21, 2000.

We have also audited Osuna Apartments Company's compliance with the specific program requirements governing federal financial reports, mortgage status, the replacement reserve, the residual receipts, tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, and management functions, that are applicable to its major HUD-assisted program for the year ended December 31, 1999. The management of the Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

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

In our opinion, Osuna Apartments Company complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted program for the year ended December 31, 1999.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

                                   Kirkpatrick, Klein & Mathis, P.L.L.C.
Dallas, Texas
January 21, 2000

                                                                      Schedule 3



                          INDEPENDENT AUDITORS' REPORT
                           ON COMPLIANCE WITH SPECIFIC
                           REQUIREMENTS APPLICABLE TO
                        NONMAJOR HUD PROGRAM TRANSACTIONS


To the Partners of
Osuna Apartments Company

We have audited the financial statements of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of and for the year ended December 31, 1999, and have issued our report thereon dated January 21, 2000.

In connection with our audit of the 1999 financial statements of Osuna Apartments Company and with our consideration of the Partnership's internal control used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, we selected certain transactions applicable to certain nonmajor HUD-assisted programs for the year ended December 31, 1999. As required by the Guide, we performed auditing procedures to test compliance with the requirements governing fair housing and non-discrimination, management, maintenance, the replacement reserve, federal financial reports, tenant application, tenant eligibility, tenant recertification, and tenant security deposits that are applicable to those transactions. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on the Partnership's compliance with those requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended solely for the information and use of management and the Department of Housing and Urban Development and is not intended to be used by anyone other than these specified parties.


                                         Kirkpatrick, Klein & Mathis, P.L.L.C.

Dallas, Texas
January 21, 2000

                                                                      Schedule 4



                          INDEPENDENT AUDITORS' REPORT
                               ON INTERNAL CONTROL


To the Partners of
Osuna Apartments Company


We have audited the financial statements of Osuna Apartments Company (a limited partnership), HUD Project No. 116-44052-LDP as of and for the year ended December 31, 1999, and have issued our report thereon dated January 21, 2000. We have also audited the Partnership's compliance with requirements applicable to its major HUD-assisted program and have issued our report thereon dated January 21, 2000.

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


                                   Kirkpatrick, Klein & Mathis, P.L.L.C.

Dallas, Texas
January 21, 2000

                                                                      Schedule 5




                          INDEPENDENT AUDITORS' REPORT
                    ON COMPLIANCE WITH SPECIFIC REQUIREMENTS
                APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION


To the Partners of
Osuna Apartments Company

We have audited the financial statements of Osuna Apartments Company as of and for the year ended December 31, 1999, and have issued our report thereon dated January 21, 2000.

We have also applied procedures to test Osuna Apartments Company's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 1999.

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


                                   Kirkpatrick, Klein & Mathis, P.L.L.C.
Dallas, Texas
January 21, 2000

                                                                      Schedule 6


                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                    Schedule of Findings and Questioned Costs
                                December 31, 1999


There were no findings, including material questioned costs, noted during the audit.

                                                                      Schedule 7




                              AUDITORS' COMMENTS ON
                            AUDIT RESOLUTION MATTERS
                            RELATING TO HUD PROGRAMS


To the Partners of
Osuna Apartments Company

We have audited the financial statements of Osuna Apartments Company (a limited partnership) as of and for the year ended December 31, 1999, and have issued our report thereon dated January 21, 2000.

During the 1998 audit, no material matters involving internal control and its operation or compliance with specific requirements applicable to its major HUD program were noted. Accordingly corrective action was not required during 1999.

Based on our discussions with management, a physical inspection of the property occurred in the fall of 1999. However, the management company had not received a copy of the results of the inspection and as such, we were unable to review that report.




                                  Kirkpatrick, Klein & Mathis, P.L.L.C.

Dallas, Texas
January 21, 2000

                                                                      Schedule 8

                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                             Corrective Action Plan
                                December 31, 1999



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

                                                                      Schedule 9



                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                             Partners' Certification


We hereby certify that we have examined the accompanying financial statements and supplemental data of Osuna Apartments Company for the year ended December 31, 1999, and, to the best of our knowledge and belief, the same are complete and accurate.





                                      By:


DATE                                  GENERAL PARTNER  (Printed Name)



                                      By:


DATE                                  GENERAL PARTNER  (Printed Name)







                                                       Employer Identification
                                                                No. 74-2347236

                                                                     Schedule 10



                            OSUNA APARTMENTS COMPANY
                             (A Limited Partnership)

                        Management Agent's Certification


I hereby certify that I have examined the accompanying financial statements and supplemental data of Osuna Apartments Company for the year ended December 31, 1999, and, to the best of my knowledge and belief, the same are complete and accurate.











                                 The Sovereign Management Corporation
DATE  3-14-2000                  MANAGING AGENT


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

                                 Employer Identification No.

                                        74-1705931

                          INDEPENDENT AUDITORS' REPORT




To the Partners
Liberty Housing Partners Limited Partnership



        Our report on the 1999 and 1998 financial statements of Liberty Housing Partners Limited Partnership is included on page 41 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 19 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Boston, Massachusetts                             REZNICK FEDDER & SILVERMAN
March 21, 2000

                                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                                (A Massachusetts Limited Partnership)

                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY OWNED
                                   BY LOCAL LIMITED PARTNERSHIPS IN WHICH REGISTRANT HAS INVESTED
                                                         At December 31,1999

                                                                Net                                                          Life on
                                          Cost at Interest   Improvements  Gross Amount At Which Carried                     Which
                                          Acquisition Date   Capitalized       At December 31, 1999            Accumu-      Depreci-
                 Number     Total                Buildings   Subsequent             Buildings                  lated        ation is
                   Of       Encum-                  And          to                    And                     Depre-  Date Computed
Property         Units     brances       Land   Improvements Acquisition   Land    Improvements    Total       ciation Built (Years)

Garden Apartment Complexes - Elderly Housing:

Surry Manor        44     $878,561     $50,239   $1,259,177    76,332     $69,489   $1,316,259   $1,385,748    $685,156  1981   3-30
 Apartments,
 Dobson, NC
Glendale Manor     50      798,374      53,652    1,187,181    13,851      53,652    1,201,032    1,254,684     632,861  1980   3-30
 Apartments,
 Clinton, SC
Fuquay-Varina      60      684,843      72,396    1,401,073    24,566      79,276    1,418,759    1,498,035     748,754  1977   3-30
 Homes,
 Fuquay, NC
Williamston        50      540,397      60,967    1,096,520    38,604      81,067    1,115,024    1,196,091     587,500  1978   3-30
 Homes,
 Williamston,
 NC
Oxford Homes,      50      543,797      64,360    1,085,939    27,630      67,950    1,109,979    1,177,929     584,475  1978   3-30
 Oxford,
 NC

Garden Apartment Complexes - Low and Moderate Income Housing:

Compass West      200    2,778,497     397,105    4,822,593   355,609     469,020    5,106,287    5,575,307   2,655,786  1974   7-30
 Apartments,
 Austintown, OH
Meadowwood         80      681,661      90,146    1,337,358    39,379      90,146    1,376,737    1,466,883     852,085  1977  10-25
 Apartments,
 Tifton, GA
Brierwood          56      833,523      76,325    1,024,970   (26,931)     76,325      998,039    1,074,364     592,887  1979  10-25
 Apartments,
 Bainbridge, GA
Pine Forest        64    1,204,691      44,588    1,491,921     1,380      44,588    1,493,301    1,537,889     922,566  1980  10-25
 Apartments,
 Cairo, GA
Osuna Apartments, 110    1,171,647     255,230    1,987,767    43,900     255,230    2,031,667    2,286,897   1,095,127  1975   5-30
 Albuquerque, NM
Brierwood II       18      366,081      27,288      423,387    -           27,288      423,387      450,675     264,279  1984  10-25
 Apartments,
 Bainbridge, GA  ----    ---------     -------    ---------    ------     -------    ---------    ---------   ---------


Total Local
 Limited
 Partnership
  Real Estate     782  $10,482,072  $1,192,296  $17,117,886  $594,320  $1,314,031  $17,590,471  $18,904,502  $9,621,476

The aggregate cost of the above properties for Federal income tax purposes at December 31, 1999 is $24,388,132

A reconciliation of summarized carrying value of the above properties for the years ended December 31, 1999, 1998 and 1997 is a follows:

                                                                               1999                  1998                  1997
     Balance at beginning of year                                           $29,309,512           $28,802,902           $28,708,988
     Additions during the period - Improvements subse-
         equent to acquisition, net of dispositions                              59,485               506,610                93,914
     Sale of Partnership interests                                          (10,464,495)
                                                                            -----------           -----------           -----------
     Balance at end of year                                                 $18,904,502           $29,309,512           $28,802,902

A reconciliation of summarized accumulated depreciation on the above properties for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                               1999                  1998                  1997
     Balance at beginning of year                                          ($13,216,585)         ($12,276,725)         ($11,329,357)
     Current provision for depreciation, net of dispositions                   (772,311)             (939,860)             (947,368)
     Sale of Partnership interests                                            4,367,418
                                                                           ------------          ------------          ------------
     Balance at end of year                                                 ($9,621,476)         ($13,216,585)         ($12,276,725)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None

       PART III

Item 10.  Directors and Executive Officers of the Partnership

       (a-b)  Identification of Directors and Executive Officers

       The Partnership has no directors or officers. As indicated in Item 1 of this report, the Managing General Partner of the Partnership, as of December 27, 1995, is TNG Properties Inc., a Massachusetts corporation. Under the Partnership Agreement, the Managing General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the directors and executive officers of the Managing General Partner, TNG Properties Inc., are as follows as of March 21, 2000:

Name                                    Title                                             Age
----                                    -----                                             ---

Michael A. Stoller                      President, Chief Executive Officer and Director   43

Wilma R. Brooks                         Vice President, Treasurer and Director            42

Barbara A. Gilman                       Vice President and Director of Management         50

Stephen D. Puliafico                    Director                                          44

James C. Coughlin                       Director                                          35

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

Item 10.  Directors and Executive Officers of the Partnership, continued

Such officers, directors and ten-percent security holders are also required by applicable rules to furnish the Partnership with copies of all Section 16(a) reports they file. Although the Partnership has no directors or officers, the rules promulgated under ss. 16(a) provide that, for purposes of ss. 16, officers of the Managing General Partner are considered to be officers of the Partnership. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 3, 4 or 5 were required for such persons. The Partnership believes that, during the fiscal year ended December 31, 1999 its officers and ten percent security holders complied with all Section 16(a) filing requirements applicable to such individuals.

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

       No person or group is known by the Managing General Partner to own beneficially more than 5% of the Partnership's 21,566 Units outstanding as of December 31, 1999

       (b) Security ownership of management.

       By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The Former Associate General Partner owned 10 Units, which have been assigned, as of January 1, 1997, to the current Managing General Partner.

       (c)  Changes in Control.

       None.

Item 13.  Certain Relationships and Related Transactions

       (a), (b), and (c): The Managing General Partner of the Partnership is TNG Properties, Inc., a Massachusetts corporation. See Note 6 to the Financial Statements of the Partnership contained in Item 8 of this report for a description of the fees and expense reimbursement paid by the Partnership to the current Managing General Partner and its affiliates. Directors and executive officers of TNG Properties, Inc. are identified in Item 10 of this report. During 1999, the Partnership was not involved in any transaction involving any of these directors or officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the directors or officers of the Managing General Partner, nor were any of the individuals indebted to the Partnership. Liberty LGP, formerly an affiliate of the predecessor general partners and now an affiliate of the Managing General Partner is entitled to receive certain administrative fees from the Local Limited Partnerships. At January 1, 1999 an aggregate of $124,417 in accrued and unpaid administrative fees were due to Liberty LGP from the Local Limited Partnerships. During 1999, Liberty LGP accrued $68,500 in administrative fees due from the Local Limited Partnership and received payment aggregating $140,917. At December 31, 1999 accrued and unpaid administrative fees aggregated $52,000. Liberty LGP is not entitled to interest on the accrued and unpaid amount.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  1. Financial Statements

              See Index included in Item 8, on page 19 of this Report.

        2.    Financial Statement Schedules

                  See Index included in Item 8 on page 19 of this Report for schedules applicable to registrant.

        3.    Exhibits

              See (c) below

(b)  Reports on Form 8-K

        See (c) below


(c)  Index to Exhibits

        Except as set forth below,  all  Exhibits to Form 10-K,  as set forth in
        Item 601 of Regulation S-K, are not applicable.


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

4.            Instruments defining the rights of security holders:

4.1           The Amended and Restated Certificate of Limited Partnership           Exhibit 4.1 to the registrants Annual
                                                                                    Report on Form 10-K, for the period
                                                                                    ended December 31, 1995.

4.2           First Amendment to Second Amended and Restated Certificate of         Exhibit 4.2 to the registrants Annual
              Limited Partnership                                                   Report on Form 10-K, for the period
                                                                                    ended December 31, 1995.

*4.39         Amended Agreement of Limited Partnership                              Exhibit A to the prospectus contained
                                                                                    in Form S-11 Registration Statement
                                                                                    (File 2-90617)

4.4           Amendment to the Amended Agreement of Limited Partnership             Exhibit 4.4 to the registrants Annual
              (withdrawal of Liberty Real Estate Corporation and Admission of       Report on Form 10-K, for the period
              TNG Properties Inc.                                                   ended December 31, 1995.

4.5           Amendment to the Amended Agreement of Limited Partnership             Exhibit 4.5 to the registrants Annual
              (withdrawal of LHP Associates Limited Partnership)                    Report on Form 10-K, for the period
                                                                                    ended December 31, 1995.

10.           Material Contracts and Other Documents

10.4          Documents Relating to Partnership Interest in Surry Manor, Ltd.

*10.4 (a)     Escrow Agreement dated August 31, 1984 between Billy P. Shadrick,     Exhibit 10.4 (a) Effective to
              Bobby Ray Badgett, Housing Projects, Inc. and Liberty Housing         Post-Amendment No. 1 to Form S-11
              Partners Limited Partnership.                                         Registration Statement (File 2-90617)

*10.4 (b)     Amended and Restated Certificate and Agreement of Limited             Exhibit 10.4 (b) to Post- Effective
              Partnership of Surry Manor, Ltd.                                      Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.4 (c)     Promissory Notes dated August 31, 1984 from Liberty Housing           Exhibit 10.4 (c) to Post-Effective
              Partners Limited Partnership to Billy P. Shadrick and from Liberty    Amendment No. 1 to Form S-11
              Housing Partners Limited Partnership to Bobby Joe Davis.              Registration Statement (File 2-90617)

*10.4 (d)     Purchase Money Notes dated August 31, 1984 from Liberty Housing       Exhibit 10.4 (d) to Post-Effective
              Partners to Billy P. Shadrick and from Liberty Housing Partners       Amendment No. 1 to Form S-11
              Limited Partnership to Bobby Joe Davis.                               Registration Statement (File 2-90617)

*10.4 (e)     Pledge Agreements dated August 31, 1984 between Billy P. Shadrick     Exhibit 10.4 (e) to Post-Effective
              and Liberty Housing Partners Limited Partnership and between Bobby    Amendment No. 1 to Form S-11
              Joe Davis and Liberty Housing Partners Limited Partnership.           Registration Statement (File 2-90617)

*10.4 (f)     Deed of Trust Note dated July 11, 1980 from Surry Manor, Ltd. to      Exhibit 10.4 (f) to Post-Effective
              Highland Mortgage Company and related Deed of Trust dated July 11,    Amendment No. 1 to Form S-11
              1980 among Surry Manor, Ltd., James M. Tanner, and Highland           Registration Statement (File 2-90617)
              Mortgage Company.

*10.4 (g)     Regulatory Agreement dated July 11, 1980 between Surry Manor, Ltd.    Exhibit 10.4 (g) to Post-Effective
              and the Secretary of Housing and Urban Development.                   Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)

*10.4 (h)     Housing Assistance Payments Contract dated April 9, 1981 between      Exhibit 10.4 (h) to Post-Effective
              Surry Manor, Ltd. and the Secretary of Housing and Urban              Amendment No. 1 to Form S-11
              Development.                                                          Registration Statement (File 2-90617)

10.5          Documents Relating to Partnership Interest in Glendale Manor
              Apartments

*10.5 (a)     Escrow Agreement dated August 31, 1984 between Billy P. Shadrick,     Exhibit 10.5 (a) to Post-Effective
              Bobby Ray Badgett, Housing Projects, Inc. and Liberty Housing         Amendment No. 1 to Form S-11
              Partners Limited Partnership.                                         Registration Statement (File 2-90617)

*10.5 (b)     Amended and Restated Certificate and Agreement of Limited             Exhibit 10.5 (b) to Post-Effective
              Partnership of Glendale Manor Apartments.                             Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.5 (c)     Promissory Notes dated August 31, 1984 from Liberty Housing           Exhibit 10.5 (c) to Post-Effective
              Partners Limited Partnership to Billy P. Shadrick, from Liberty       Amendment No. 1 to Form S-11
              Housing Partners Limited Partnership to Bobby Joe Davis and from      Regis-tration Statement (File 2-90617)
              Liberty Housing Partners Limited Partnership to Bobby R. Badgett.

*10.5 (d)     Purchase Money Notes dated August 31, 1984 from Liberty Housing       Exhibit 10.5 (d) to Post-Effective
              Partners Limited Partnership to Billy P. Shadrick and from Liberty    Amendment No. 1 to Form S-11
              Housing Partners Limited Partnership to Bobby Joe Davis.              Registration Statement (File 2-90617)

*10.5 (e)     Pledge Agreements dated August 31, 1984 between Billy P. Shadrick     Exhibit 10.5 (e) to Post-Effective
              and Liberty Housing Partners Limited Partnership, between Bobby Joe   Amendment No. 1 to Form S-11
              Davis and Liberty Housing Partners Limited Partnership and between    Registraton Statement (File 2-90617)
              Bobby R. Badgett and Liberty Housing Partners Limited Partnership.

*10.5 (f)     Mortgage  Note  dated  April  11,  1979  from   Glendale   Manor      Exhibit  10.5  (f) to  Post-Effective
              Apartments  to  Cincinnati  Mortgage   Corporation  and  related      Amendment   No.   1  to   Form   S-11
              Mortgage dated April 11, 1979 between  Glendale Manor Apartments      Registration Statement (File 2-90617)
              and Cincinnati Mortgage Corporation.

*10.5 (g)     Regulatory Agreement dated April 11, 1979 between Glendale Manor      Exhibit 10.5 (g) to Post-Effective
              Apartments and the Secretary of Housing and Urban Development.        Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)

*10.5 (h)     Housing Assistance Payments Contract dated May 30, 1980 between       Exhibit 10.5 (h) to Post-Effective
              Glendale Manor Apartments and the Secretary of Housing and Urban      Amendment No. 1 to Form S-11
              Development                                                           Registration Statement (File 2-90617)

10.6          Documents Relating to Partnership Interest in Fiddlers Creek
              Apartments

*10.6 (a)     Escrow Agreement dated September 28, 1984 between Billy P.            Exhibit 10.6 (a) To Post-Effective
              Shadrick, Bobby Ray Badgett, J. Thomas Dotson and Liberty Housing     Amendment No. 1 to Form S-11
              Partners Limited Partnership.                                         Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.6 (b)     Amended and Restated Certificate and Agreement of Limited             Exhibit 10.6 (b) to Post-Effective
              Partnership of Fiddlers Creek Apartments.                             Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)

*10.6 (c)     Promissory Note form dated September 28, 1984, Purchase Money Note    Exhibit 10.6 (c) to Post Effective
              form dated September 28, 1984, Pledge Agreement form dated            Amendment No. 1 to Form S-11
              September 28, 1984 and Schedule of Promissory Notes, Purchase Money   Registration Statement (File 2-90617)
              Notes and Pledge Agreements between Liberty Housing Partners
              Limited Partnership and the partners of Fiddlers Creek Apartments.

*10.6 (d)     Deed of Trust Note dated  September 1, 1975 from  Fiddlers  Creek     Exhibit  10.6  (d) to  Post-Effective
              Apartments to Guaranty  Mortgage Company of Nashville and related     Amendment   No.   1  to   Form   S-11
              Deed of Trust dated  September  1, 1975  between  Fiddlers  Creek     Registration Statement (File 2-90617)
              Apartments and Guaranty Mortgage Company of Nashville.

*10.6 (e)     Regulatory Agreement dated September 1, 1975 between Fiddlers Creek   Exhibit 10.6 (e) to Post-Effective
              Apartments and the Secretary of Housing and Urban Development.        Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)

10.7 Documents Relating to Partnership Interest Fuquay-Varina Homes for the Elderly, Ltd.

*10.7 (a)     Escrow Agreement dated September 28, 1984 between Billy P.            Exhibit 10.7 (a) to Post-Effective
              Shadrick, Bobby Ray Badgett and Liberty Housing Partners Limited      Amendment No. 1 to Form S-11
              Partnership.                                                          Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.7 (b)     Amended and Restated Certificate and Agreement of Limited             Exhibit 10.7 (b) to Post-Effective
              Partnership of Fuquay-Varina Homes for the Elderly, Ltd.              Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)

*10.7 (c)     Promissory Note form dated September 28, 1984, Purchase Money Note    Exhibit 10.7 (c) to Post-Effective
              form dated September 28, 1984, Pledge Agreement form dated            Amendment No. 1 to Form S-11
              September 28, 1984 and Schedule of Promissory Notes, Purchase Money   Registration Statement (File 2-90617)
              Notes and Pledge Agreements between Liberty Housing Partners
              Limited Partnership and the partners of Fuquay-Varina Apartments.

*10.7 (d)     Deed of Trust Note dated May 23, 1977 from Fuquay-Varina Homes for    Exhibit 10.7 (d) to Post-Effective
              Elderly, Ltd. to Cincinnati Mortgage Corporation and related Deed     Amendment No. 1 to Form S-11
              of Trust dated May 23, 1977 between Fuquay-Varina Homes for the       Registration Statement (File 2-90617)
              Elderly, Ltd. and Cincinnati Mortgage Corporation.

*10.7 (e)     Regulatory Agreement dated May 23, 1977 between Fuquay-Varina Homes   Exhibit 10.7 (e) to Post-Effective
              for the Elderly, Ltd. and the Secretary of Housing and Urban          Amendment No. 1 to Form S-11
              Development.                                                          Registration Statement (File 2-90617)

*10.7 (f)     Housing Assistance Payments Contract dated May 3, 1978 between        Exhibit 10.7 to
              Fuquay-Varina Homes for the Elderly, Ltd. and the Secretary of        Post-Effective
              Housing and Urban Development.                                        Amendment No. 1 to
                                                                                    Form S-11 Registration (File 2-90617)

10.8          Documents Relating to Partnership Interest in Oxford Homes for the
              Elderly, Ltd.


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.8 (a)     Escrow Agreement dated September 28, 1984 between Billy P.            Exhibit 10.8 (a) to Post-Effective
              Shadrick, Bobby Ray Badgett and Liberty Housing Partners Limited      Amendment No. 1 to Form S-11
              Partnership.                                                          Registration Statement (File 2-90617)

*10.8 (b)     Amended and Restated Certificate and Agreement of Limited             Exhibit 10.8 (b) to Post-Effective
              Partnership of Oxford Homes for the Elderly, Ltd.                     Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)

*10.8 (c)     Promissory Note form dated September 28, 1984, Purchase Money Note    Exhibit 10.8 (c) to Post-Effective
              form dated September 28, 1984, Pledge Agreement form dated            Amendment No. 1 to Form S-11
              September 28, 1984 and Schedule of Promissory Notes, Purchase Money   Registration Statement (File 2-90617)
              Notes and Pledge Agreements between Liberty Housing Partners
              Limited Partnership and the partners of Oxford Homes for the
              Elderly, Ltd.

*10.8 (d)     Mortgage Note dated May 23, 1977 from Oxford Homes for the Elderly,   Exhibit 10.8 (d) to Post-Effective
              Ltd. to Cincinnati Mortgage Corporation and related Mortgage dated    Amendment No. 1 to Form S-11
              May 23, 1977 between Oxford Homes for the Elderly, Ltd. and           Registration Statement (File 2-90617)
              Cincinnati Mortgage Corporation.

*10.8 (e)     Regulatory Agreement dated May 23, 1977 between Oxford Homes for      Exhibit 10.8 (e) to Post-Effective
              the Elderly, Ltd. and the Secretary of Housing and Urban              Amendment No. 1 to Form S-11
              Development.                                                          Registration Statement (File 2-90617)

*10.8 (f)     Housing Assistance Payments Contract dated July 3, 1978 between       Exhibit 10.8 (f) to Post-Effective
              Oxford Homes for the Elderly, Ltd. and the Secretary of Housing and   Amendment No. 1 to Form S-11
              Urban Development.                                                    Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

10.9 Documents Relating to Partnership Interest in Williamston Homes for the Elderly, Ltd.


*10.9 (a)     Escrow Agreement dated September 28, 1984 between Billy P.            Exhibit 10.9 (a) to Post-Effective
              Shadrick, Bobby Ray Badgett and Liberty Housing Partners Limited      Amendment No. 1 to Form S-11
              Partnership.                                                          Registration Statement (File 2-90617)

*10.9 (b)     Amended and Restated Certificate and Agreement of Limited             Exhibit 10.9 (b) to Post-Effective
              Partnership of Williamston Homes for the Elderly, Ltd.                Amendment No. 1 to Form S-11
                                                                                    Registration Statement (File 2-90617)

*10.9 (c)     Promissory Note form dated September 28, 1984, Purchase Money Note    Exhibit 10.9 (c) to Post-Effective
              form dated September 28, 1984, Pledge Agreement form dated            Amendment No. 1 to Form S-11
              September 28, 1984 and Schedule of Promissory Notes, Purchase Money   Registration Statement (File 2-90617)
              Notes and Pledge Agreements between Liberty Housing Partners
              Limited Partnership and the partners of Williamston Homes for the
              Elderly, Ltd.

*10.9 (d)     Deed of Trust Note dated May 24, 1977 from Williamston Homes for      Exhibit 10.9 (d) to Post-Effective
              the Elderly, Ltd. and Cincinnati Mortgage Corporation and related     Amendment No. 1 to Form S-11
              Deed of Trust between Williamston Homes for the Elderly, Ltd. and     Registration Statement (File 2-90617)
              Cincinnati Mortgage Corporation.

*10.9 (e)     Regulatory Agreement dated May 24, 1977 between Williamston Homes     Exhibit 10.9 (e) to Post-Effective
              for the Elderly, Ltd. and the Secretary of Housing and Urban          Amendment No. 1 to Form S-11
              Development.                                                          Registration Statement (File 2-90617)

*10.9 (f)     Housing Assistance Payments Contract dated September 19, 1978         Exhibit 10.9 (f) to Post-Effective
              between Williamston Homes for the Elderly, Ltd. and the Secretary     Amendment No. 1 to Form S-11
              of Housing and Urban Development.                                     Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------


10.10         Documents Relating to Partnership Interest in Austintown Associates

*10.10 (a)    Escrow Agreement dated October 30, 1984 between James P. Manchi,       Exhibit 10.10 (a) to Post-Effective
              Robert P. Baker, First March Realty Corporation and Liberty Housing    Amendment No. 1 to Form S-11
              Partners Limited Partnership.                                          Registration Statement (File 2-90617)

*10.10 (b)    Amended and Restated Certificate of Formation and Agreement of         Exhibit 10.10 (b) to Post-Effective
              Limited Partnership of Austintown Associates.                          Amendment No. 1 to Form S-11
                                                                                     Registration Statement (File 2-90617)

*10.10 (c)    Promissory Note form dated October 30, 1984, Purchase Money Note       Exhibit 10.10 (c) to Post-Effective
              form dated October 30, 1984, Pledge Agreement form dated October 30,   Amendment No. 1 to Form S-11
              1984 and Schedule of Promissory Notes, Purchase Money Notes and        Registration Statement (File 2-90617)
              Pledge Agreements between Liberty Housing Partners Limited
              Partnership and the partners of Austintown Associates.

*10.10 (d)    Mortgage Note dated February 22, 1973 from Austintown Associates to    Exhibit 10.10 (d) to Post-Effective
              Metropolitan Mortgage Corporation of Ohio, Supplementary Mortgage      Amendment No. 1 to Form S-11
              Note dated November, 1975 from Austintown Associates to The            Registration Statement (File 2-90617)
              Cleveland Trust Company, Supplementary Mortgage Note dated March 24,
              1978 from Austintown Associates to Diversified Financial & Mortgage
              Services, Inc. and the related Mortgage dated February 22, 1973 between Austintown Associates and Metropolitan Mortgage Corporation
              of Ohio.



Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.10 (e)    Regulatory Agreement dated February 22, 1973 between Austintown     Exhibit 10.10 (e) to Post-Effective
              Associates and the Secretary of Housing and Urban Development.      Amendment No. 1 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.10 (f)    Housing Assistance Payments Contracts dated December 1, 1983 and    Exhibit 10.10 (f) to Post-Effective
              June 1, 1984 between Austintown Associates and the Secretary of     Amendment No. 1 to Form S-11
              Housing and Urban Development.                                      Registration Statement (File 2-90617)

10.11         Documents Relating to Partnership Interest in Meadowwood, Ltd.

*10.11 (a)    Second Amended and Restated Certificate and Agreement of Limited    Exhibit 10.11 (a) to Post-Effective
              Partnership of Meadowwood, Ltd.                                     Amendment No. 1 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.11 (b)    Promissory Note form dated October 30, 1984, Purchase Money Note    Exhibit 10.11 (b) to Post-Effective
              form dated October 30, 1984, Pledge Agreement form dated October    Amendment No. 1 to Form S-11
              30, 1984 and Schedule of Promissory Notes, Purchase Money Notes     Registration Statement (File 2-90617)
              and Pledge Agreements between Liberty Housing Partners Limited
              Partnership and the partners of Meadowwood, Ltd.

*10.11 (c)    Promissory Notes dated October 3, 1977 and October 25, 1978 from    Exhibit 10.11 (c) to Post-Effective
              Meadowwood, Ltd. to Farmers Home Administration and related Deed    Amendment No. 1 to Form S-11
              to Secure Debt dated October 25, 1978 between Meadowwood, Ltd.      Registration Statement (File 2-90617)
              and Farmers Home Administration.

*10.11 (d)    Farmers Home Administration Loan Agreement between Meadowwood,      Exhibit 10.11 (d) to Post-Effective
              Ltd. and Farmers Home Administration.                               Amendment No. 1 to Form S-11
                                                                                  Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.11 (e)    Interest Credit and Rental Assistance Agreement dated October 1,    Exhibit 10.11 (e) to Post-Effective
              1983 between Meadowwood, Ltd. and the Farmers Home Administration.  Amendment No. 1 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.12        Documents Relating to Partnership Interest in Brierwood, Ltd.

*10.12 (a)    Second Amended and Restated Certificate and Agreement of Limited    Exhibit 10.12 (a) to Post-Effective
              Partnership of Brierwood, Ltd.                                      Amendment No. 1 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.12 (b)    Promissory Note form dated October 30, 1984, Purchase Money Note    Exhibit 10.12 (b) to Post-Effective
              form dated October 30, 1984, Pledge Agreement form dated October    Amendment No. 1 to Form S-11
              30, 1984 and Schedule of Promissory Notes, Purchase Money Notes     Registration Statement (File 2-90617)
              and Pledge Agreements between Liberty Housing Partners Limited
              Partnership and the partners of Brierwood, Ltd.

*10.12 (c)    Promissory Note dated May 4, 1979 from Brierwood, Ltd. to Farmers   Exhibit 10.12 (c) to Post-Effective
              Home Administration and related Deed to Secure Debt dated May 4,    Amendment No. 1 to Form S-11
              1979 between Brierwood, Ltd. and Farmers Home Administration.       Registration Statement (File 2-90617)

*10.12 (d)    Farmers Home Administration Loan Agreement dated June 15, 1978      Exhibit 10.12 (d) to Post-Effective
              between Brierwood, Ltd. and Farmers Home Administration.            Amendment No. 1 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.12 (e)    Interest Credit and Rental Assistance Agreement dated October 1,    Exhibit 10.12 (e) to Post-Effective
              1980 between Brierwood, Ltd. and the Farmers Home Administration.   Amendment No. 1 to Form S-11
                                                                                  Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

10.13         Documents Relating to Partnership Interest in Pine Forest
              Apartments, Ltd.

*10.13 (a)    Second Amended and Restated Certificate and Agreement of Limited    Exhibit 10.13 (a) to Post-Effective
              Partnership of Pine Forest Apartments, Ltd.                         Amendment No. 1 to Form S-11
                                                                                  Registration Statement
                                                                                  (File 2-90617)

*10.13 (b)    Promissory Note form dated October 30, 1984, Purchase Money Note    Exhibit 10.13 (b) to Post-Effective
              form dated October 30, 1984, Pledge Agreement form dated October    Amendment No. 1 to Form S-11
              30, 1984 and Schedule of Promissory Notes, Purchase Money Notes     Registration Statement (File 2-90617)
              and Pledge Agreements between Liberty Housing Partners Limited
              Partnership and the partners of Pine Forest Apartments, Ltd.

*10.13 (c)    Promissory Note dated August 6, 1980 from Pine Forest Apartments,   Exhibit 10.13 (c) to Post-Effective
              Ltd. to Farmers Home Administration and related Deed to Secure      Amendment No. 1 to Form S-11
              Debt dated August 6, 1980 between Pine Forest Apartments, Ltd.      Registration Statement (File 2-90617)
              and Farmers Home Administration.

*10.13 (d)    Farmers Home Administration Loan Agreement dated May 10, 1979       Exhibit 10.13 (d) to Post-Effective
              between Pine Forest Apartments, Ltd. and Farmers Home               Amendment No. 1 to Form S-11
              Administration.                                                     Registration Statement (File 2-90617)

*10.13 (e)    Interest Credit and Rental Assistance Agreement dated June 1,       Exhibit 10.13 (e) to Post-Effective
              1982 between Pine Forest Apartments, Ltd. and the Secretary of      Amendment No. 1 to Form S-11
              Housing and Urban Development.                                      Registration Statement (File 2-90617)

10.14         Documents Relating to Partnership Interest in Osuna Apartments
              Company


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.14 (a)    Amended and Restated Certificate of Formation and Agreement of      Exhibit 10.14 (a) to Post-Effective
              Limited Partnership of Osuna Apartments Company.                    Amendment No. 2 To Form S-11
                                                                                  Registration Statement (File 2-90617)
*10.14 (b)    Promissory Note form dated November 27, 1984, Purchase Money Note   Exhibit 10.14 (b) to Post-Effective
              form dated November 27, 1984, Pledge Agreement dated November 27,   Amendment No. 2 to Form S-11
              1984 between Liberty Housing Partners Limited Partnership,          Registration Statement (File 2-90617)
              Liberty LGP Limited Partnership and the Sovereign Corporation,
              and Schedule of Promissory Notes and Purchase Money Notes between
              Liberty Housing Partners Limited Partnership and the partners of
              Osuna Apartments Company.

*10.14 (c)    Mortgage Note dated March 5, 1974 from Osuna Apartments Company     Exhibit 10.14 (c) to Post-Effective
              to Housing America Mortgage Co., Inc. and related Mortgage dated    Amendment No. 2 to Form S-11
              March 5, 1974 from Osuna Apartments Company to Housing Mortgage     Registration Statement (File 2-90617)
              Co., Inc.

*10.14 (d)    Regulatory Agreement dated March 5, 1974 between Osuna Apartments   Exhibit 10.14 (d) to Post Effective
              Company and the Secretary of Housing and Urban Development.         Amendment No. 2 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.14 (e)    Housing Assistance Payments Contracts dated August 7, 1984          Exhibit 10.14 (e) to Post-Effective
              between Osuna Apartments Company and the Secretary of Housing and   Amendment No. 2 to Form S-11
              Urban Development.                                                  Registration Statement (File 2-90617)

10.15         Documents Relating to Partnership Interest in Linden Park
              Associates Limited Partnership


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.15 (a)    Certificate and Agreement of Limited Partnership of Linden Park     Exhibit 10.15 (a) to Post-Effective
              Associates Limited Partnership.                                     Amendment No. 2 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.15 (b)    Promissory Note form dated December 11, 1984, Purchase Money Note   Exhibit 10.15 (b) to Post-Effective
              form dated December 11, 1984, Pledge Agreement dated December 11,   Amendment No. 2 to Form S-11
              1984 by and between Liberty LGP Limited Partnership, John L.        Registration Statement (File 2-90617)
              Wagner, Liberty Housing Partners Limited Partnership and Graham
              Park Venture, and Schedule of Promissory Notes and Purchase Money
              Notes between Linden Park Associates Limited Partnership and
              Graham Park Venture.

*10.15 (c)    Deed of Trust Note and related Deed of Trust both dated December    Exhibit 10.15 (c) to Post-Effective
              5, 1972 and Allonge of January 29, 1976, Supplemental Deed of       Amendment No. 2 to Form S-11
              Trust both dated December 17, 1974 and Allonge of January 29,       Registration Statement (File 2-90617)
              1976, and Second Supplemental Deed of Trust Note and related
              Second Supplemental Deed of Trust both dated January 29, 1976 all documents between Graham Park Venture and Loyola Federal Savings and Loan Association.

*10.15 (d)    Loan Assumption Agreement dated March 23, 1976 between Pennamco,    Exhibit 10.15 (d) to Post-Effective
              Inc. and Virginia Housing Development Authority.                    Amendment No. 2 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.15 (e)    Regulatory Agreement dated December 12, 1984 between Linden Park    Exhibit 10.15 (e) to Post-Effective
              Associates Limited Partnership and the Secretary of Housing and     Amendment No. 2 to Form S-11
              Urban Development.                                                  Registration Statement (File 2-90617)


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.15 (f)    Regulatory Agreement dated January 31, 1976 between Graham Park     Exhibit 10.15 (f) to Post-Effective
              Venture and Virginia Housing Development Authority.                 Amendment No. 2 to Form S-11
                                                                                  Registration Statement (File 2-90617)

10.16         Documents Relating to Partnership Interest Brierwood II, Ltd.

*10.16 (a)    Amended and Restated Certificate and Agreement of Limited           Exhibit 10.16 (a) to Post-Effective
              Partnership of Brierwood II, Ltd.                                   Amendment No. 2 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.16        Promissory Note form dated January 4, 1985, Pledge Agreement form   Exhibit  10.16 (b) to  Post-Effective
              dated January 4, 1985 and Schedule of Promissory Notes and Pledge   Amendment   No.   2  to   Form   S-11
              Agreements  between Liberty Housing Partners Limited  Partnership   Registration Statement (File 2-90617)
              and the partners of Brierwood II, Ltd.

*10.16 (c)    Promissory Note dated January 4, 1985 from Brierwood II, Ltd. to    Exhibit 10.16 (c) to Post-Effective
              Farmers Home Administration and related Deed to Secure Debt dated   Amendment No. 2 to Form S-11
              January 4, 1985 between Brierwood II, Ltd. and Farmers Home         Registration Statement (File 2-90617)
              Administration.

*10.16 (d)    Farmers Home Administration Loan Agreement dated June 30, 1983      Exhibit 10.16 (d) to Post-Effective
              between Brierwood II, Ltd. and Farmers Home Administration.         Amendment No. 2 to Form S-11
                                                                                  Registration Statement (File 2-90617)

*10.16 (e)    Interest Credit and Rental Assistance Agreement dated January 4,    Exhibit 10.16 (e) to Post-Effective
              1985 between Brierwood II, Ltd. and the Farmers Home                Amendment No. 2 to Form S-11
              Administration.                                                     Registration Statement (File 2-90617)

*10.17        Letter agreement with John Wagner regarding consulting services     Exhibit 10.17 to Form 10-Q
              in connection with the liquidation or workout of the                for the period ended
              Partnership's portfolio                                             September 30, 1998


Exhibit                                                                               Page Number or Filing from Which
Numbers                        Description                                               Incorporated by Reference
--------                       -----------                                            ---------------------------------

*10.18        Agreement to Purchase and Sell Partnership Interests in             Exhibit 10.18 to Form 10-Q for the
              Austintown Associates                                               period ended September 30, 1999


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

                              By: LIBERTY HOUSING PARTNERS LIMITED
                                  PARTNERSHIP
                                  (Registrant)
                              By:  TNG Properties, Inc.,
                                   Managing General Partner



Date: March 30, 2000          By: /s/ Michael A. Stoller
                                  Michael A. Stoller
                                  President, CEO, and Director of
                                  TNG Properties, Inc.
                                  Managing General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                    Title                                   Date
---------                    -----                                   ----


/s/ Wilma R. Brooks        Vice President, Treasurer              March 30, 2000
Wilma R. Brooks            and Director (principal
                           financial and accounting officer)
                           of TNG Properties, Inc. Managing
                           General Partner

Signature                    Title                                   Date
---------                    -----                                   ----


/s/ Michael A. Stoller     President, CEO and Director of         March 30, 2000
Michael A. Stoller         TNG Properties, Inc. Managing
                           General Partner





/s/ Stephen D. Puliafico   Director of TNG Properties, Inc.       March 30, 2000
Stephen D. Puliafico       Managing General Partner







-----------------------    Director of TNG Properties, Inc.
James C. Coughlin          Managing General Partner