Form 10-Q
period 2000-03-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2000-05-15
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended     March 31,2000


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

                            Exhibits Index on Page 16

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX



                                                                        Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, March 31, 2000 and December 31, 1999             3-4

        Statements of Operations for the Three Months                      5
          Ended March 31, 2000 and 1999

        Statements of Cash Flows for the Three Months Ended
          March 31, 2000, and 1999                                         6

        Notes to Financial Statements                                   7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11-15

Part II: Other Information

Item 3. Defaults Upon Senior Securities                                  16

Item 6. Exhibits and Reports on Form 8-K                                 16


                     LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                         (A Massachusetts Limited Partnership)

                                    BALANCE SHEETS


                                                     (Unaudited)        (Audited)
                                                   March 31, 2000   December 31, 1999
                                                   --------------   -----------------

Assets

Current assets:

    Cash and cash equivalents                      $    697,717      $    526,940

    Interest receivable                                   3,709                --

    Deferred legal fees                                  32,576            40,109
                                                   ------------      ------------

        Total current assets                            734,002           567,049


  Investments in local limited
         partnerships                                   783,237         1,475,083
                                                   ------------      ------------

        Total assets                               $  1,517,239      $  2,042,132
                                                   ============      ============

                                     (continued)


                     LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                         (A Massachusetts Limited Partnership)

                              BALANCE SHEETS (continued)


                                                     (Unaudited)        (Audited)
                                                   March 31, 2000   December 31, 1999
                                                   --------------   -----------------

Liabilities and Partners' Deficit

Current liabilities:
    Purchase Money Notes, current maturities       $  9,738,041      $ 12,436,808
    Accounts payable to affiliates                      212,771           188,272
    Accounts payable                                     13,000             1,565
    Accrued expenses                                     76,022            98,597
    Accrued interest payable                            132,180           141,318
                                                   ------------      ------------

        Total current liabilities                    10,172,014        12,866,560

Purchase money notes, net of current maturities         591,257           648,199
                                                   ------------      ------------

        Total liabilities                            10,763,271        13,514,759
                                                   ------------      ------------

Contingencies                                                --                --

Partners' deficit:
    General partners:
        Capital contributions                             4,202             4,202
        Capital distributions                              (159)             (128)
        Accumulated losses                             (188,592)         (210,889)
                                                   ------------      ------------
                                                       (184,549)         (206,815)
                                                   ------------      ------------

    Limited partners (21,566 Units at
          March 31, 2000 and December 31, 1999):
        Capital contributions (net of
          offering costs of $1,134,440)               9,649,520         9,649,520
        Capital distributions                          (465,762)         (462,706)
        Accumulated losses                          (18,245,241)      (20,452,626)
                                                   ------------      ------------
                                                     (9,061,483)      (11,265,812)
                                                   ------------      ------------

        Total partners' deficit                      (9,246,032)      (11,472,627)
                                                   ------------      ------------

        Total liabilities and partners'
           deficit                                 $  1,517,239      $  2,042,132
                                                   ============      ============


      The accompanying notes are an integral part of these financial statements.

                                          4

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the Three Months Ended
                                                   March 31,
                                       -------------------------------
                                           2000                1999
                                           ----                ----

Interest income                        $     5,758         $    12,967

Expenses:
 Interest expense                          182,808             748,937
 General and
 administrative expenses                    30,507              31,545
                                       -----------         -----------

Total expenses                             213,315             780,482
                                       -----------         -----------

Loss before equity in local
limited partnership
investments and Extraordinary
items                                     (207,557)           (767,515)

Equity in income of Local
 Limited Partnership
  investments                                3,140              15,625
                                       -----------         -----------

Net Loss before                           (204,417)           (751,890)
 Extraordinary items

Extraordinary items:
 Gain on sale of investment
  in Osuna Apartments

                                         2,434,099                  --
                                       -----------         -----------

Net income (loss)                      $ 2,229,682         $  (751,890)
                                       ===========         ===========

Units used in computing
Basic Net Income(Loss) per
Limited Partnership Unit                    21,566              21,566
                                       ===========         ===========

Basic loss per Limited
Partnership Unit before
Extraordinary items                    $     (9.38)        $    (34.52)
                                       ===========         ===========

Basic net income (loss) per
Limited Partnership Unit               $    102.35         $    (34.52)
                                       ===========         ===========


   The accompanying notes are an integral part of these financial statements.


                                LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                    (A Massachusetts Limited Partnership)

                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                              For the Three Months Ended
                                                                                        March 31,
                                                                             -----------------------------

                                                                                2000                1999
                                                                                ----                ----
Cash flows from operating activities:
  Cash distributions from Local Limited
   Partnerships                                                              $ 124,988           $   9,101
  Interest payment on purchase money notes                                      (9,101)                 --
  Uncashed interest payments on Purchase
    money notes from prior years                                                    --               1,141
  Cash paid for general and administration expenses                            (12,572)             (6,457)
  Interest received                                                              2,048               9,013
                                                                             ---------           ---------
    Net cash provided by operating activities                                  105,363              12,798
                                                                             ---------           ---------

Cash Flows from financing activity:
  Capital distributions                                                         (3,087)                 --
                                                                             ---------           ---------
    Net cash used in financing activities                                       (3,087)                 --
                                                                             ---------           ---------

Cash Flows from investing activities:
  Cash proceeds from sale of investment in
   Osuna Apartments                                                            100,000                  --
  Closing costs                                                                (31,499)                 --
                                                                             ---------           ---------
    Net cash provided by investing activities                                   68,501                  --
                                                                             ---------           ---------

Net increase  in cash and cash equivalents                                     170,777              12,798

Cash and cash equivalents at:
  Beginning of period                                                          526,940              42,284
                                                                             ---------           ---------
  End of period                                                              $ 697,717           $  55,082
                                                                             =========           =========

Reconciliation of net loss before extraordinary items to net cash provided by operating activities

Net loss before extraordinary items                                          $(204,417)          $(751,890)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Share of income of local limited
      partnership investments                                                   (3,140)            (15,625)
    Cash distributions from local limited
      Partnerships                                                             124,988               9,101
    Interest expense added to purchase money
      notes, net of discount amortization                                      182,845             752,856
    Interest income added to long-term
      notes receivable, net of discount
      amortization, and interest received                                           --              (3,955)
    (Decrease) increase in:
      Interest receivable                                                       (3,709)                 --
      Accrued interest payable                                                  (9,137)             (2,777)
      Accounts payable to affiliates                                            24,498              24,500
      Accounts payable                                                          11,435                 588
      Accrued expenses                                                         (18,000)                 --
                                                                             ---------           ---------
    Net cash provided by operating activities                                $ 105,363           $  12,798
                                                                             =========           =========

                 The accompanying notes are an integral part of these financial statements

                                                    6

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

2.      Significant Accounting Policies

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of March 31,2000. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1999.

3.      Investments in Local Limited Partnerships

         The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                (Unaudited)          (Audited)
                                                 March 31,          December 31,
                                                   2000                 1999
                                               ------------         ------------

Total acquisition cost to the Partnership      $ 9,356,379          $ 9,356,379

    Additional capital contributed by the
        Partnership                                 11,425               11,425

    Partnership's share of losses of Local
        Limited Partnerships                    (3,449,549)          (3,450,761)

    Cash distributions received from Local
        Limited Partnerships                    (4,194,560)          (4,069,602)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                           95,060               93,162

    Value of Local
        Limited Partnership investments sold    (1,035,518)            (465,520)
                                               -----------          -----------



Investments in Local Limited Partnerships      $   783,237          $ 1,475,083
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

         Summarized financial information from the combined statements of operations of all Local Limited Partnerships is as follows:

                                                  For the Three Months Ended
                                                          March 31,
                                              ---------------------------------

                                                  2000                  1999
                                                  ----                  ----

Rental and other income                       $   771,859           $ 1,374,782
Expenses:
    Operating expenses                            520,529               908,293
    Interest expense                              144,858               253,160
    Depreciation and amortization                 150,107               244,741
                                              -----------           -----------
    Total expenses                                815,494             1,406,194
                                              -----------           -----------

Net loss                                      $   (43,635)          $   (31,412)
                                              ===========           ===========

Partnership's share of net loss               $   (42,476)          $   (30,996)
                                              ===========           ===========

Other partners' share of net loss             $    (1,159)          $      (416)
                                              ===========           ===========

         The differences between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the three months ended March 31, 2000 and 1999 and the share of net loss in the above Summarized Statements of Operations consists of the following:

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2000            1999
                                                       ----            ----
Share of income in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations            $  3,140        $ 15,625
Partnership's share of loss in the
    above summarized Statements of Operations         (42,476)        (30,996)
                                                     --------        --------
           Difference                                $ 45,616        $ 46,621
                                                     ========        ========

Partnership's unrecorded share of losses (income):
    Linden Park                                      $     --        $ 29,280
    Brierwood Ltd.                                      6,847           5,028
    Brierwood II, Ltd.                                  5,735           2,488
    Pine Forest Apartments, Ltd.                        9,860           5,645
    Surry Manor                                         7,579          14,091
    Glendale Manor                                      4,262           2,166
    Meadowwood                                          9,405              --
Prior year loss carry forward applied
 against 1999 net income
    Meadowwood                                             --         (12,077)
                                                     --------        --------
       Subtotal                                        43,688          46,621
Cash Distributions
 recorded as investment income                          1,928              --
                                                     --------        --------

Total                                                $ 45,616        $ 46,621
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP

                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Investments in Local Limited Partnerships, continued

         The Partnership recorded its share of losses in Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd., Surry Manor, Glendale Manor and Meadowwood, LTD., until its related investment was reduced to zero. Subsequent to that point, further losses were suspended and any cash distributions received from these six partnerships have been or will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships on the Partnership's Balance Sheet. The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

         Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $3,087 during the first three months of 2000 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

4.  Transactions with Affiliates

         During the three months ended March 31, 2000, and 1999 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:
                                                 2000                  1999
                                                 ----                  ----
Reimbursement of Partnership
  administration expenses                       $12,000               $12,000
Partnership management fees                      12,500                12,500

         As of March 31, 2000, and December 31, 1999, accounts payable to affiliates totaling $212,771 and $188,272, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $108,000 and $96,001, respectively, and partnership management fees of $104,771 and $92,271, respectively.

                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

         Distributable Cash From Operations for the three months ended March 31, 2000, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                     $  5,758

Less: General and administrative expenses per
         Statement of Operations                                 (30,507)
                                                                --------

Cash from Operations, as defined                                 (24,749)
                                                                --------


Distributable Cash from Operations, as defined                  $     --
                                                                ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       Disposition of Investments

         On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna Apartments Company ("Osuna") to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, the Partnership recognized a gain estimated to be $2,434,099 on the sale of the investment.

         As of March 31, 2000 seven series of the Purchase Money Notes, relating to Fuquay-Varina Homes for the Elderly, Ltd., Oxford Homes for the Elderly, Ltd., Williamston Homes for the Elderly, Ltd., Austintown Associates, Meadowwood Ltd., Brierwood Ltd, and Pine Forest Apartments, Ltd. had matured and were in default. The remaining two series of Purchase Money Notes, relating to Glendale Manor Apartments and Surry Manor, Ltd. mature on August 29, 2000 and July 9, 2001, respectively. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

         The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of March 31, 2000, was $10,452,977. The outstanding obligations are expected to increase annually as interest continues to accrue under the Purchase Money Notes. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($10,329,298 at March 31, 2000), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes. The unamortized discount was written off in 1999 on those Purchase Money Notes that matured.

         The decrease in Purchase Money Note obligations from December 31, 1999 to March 31, 2000 reflects $2,938,554 in Purchase Money Note obligations from which the Partnership was released in connection with the sale of the Partnership's interest in Osuna.

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

         Management currently anticipates selling the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $196,200 plus the assumption of the related Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been requested and, although certain documentation remains outstanding, management believes that unanimous consent has been obtained. Management anticipates closing these transactions in the second quarter of 2000.

         Management had also entered into an agreement with the local general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. A meeting with the Purchase Money Note holders to discuss this transaction was held in November 1999. The Partnership has not received unanimous consent of the Purchase Money Note holders and management is continuing discussions with the local general partner regarding possibilities for disposing of this investment.

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

         At March 31, 2000, the Partnership had total cash and cash equivalents of $697,717, which consisted of funds segregated pursuant to the terms of the consulting agreement with the General Partner of Linden Park Associates of $144,087, withholding taxes due the State of North Carolina from the sale of investment in Fiddlers' Creek Apartments of $211,271 and accrued interest totaling $117,430 due on certain Purchase Money Note's from distributions received from the related local limited Partnership, leaving cash reserves of $224,929. The reserves include $841 representing uncashed checks issued to certain Purchase Money Note holders for interest due under their notes. This amount is also included in accrued interest payable. The increase in cash reserves compared to $120,946 at December 31, 1999 was primarily funded from the proceeds of the sale of the Partnership's interest in Osuna Apartments.

         The only sources of Partnership funds are (i) distributions from the Local Limited Partnerships (substantially all of which are presently required to be applied to payment of interest accruing on the Purchase Money Notes), and
(ii) Partnership reserves.

Partnership Operations

         The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate. As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining local limited partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations by the end of the Year 2001.

         The Partnership's net loss before extraordinary items decreased to $204,416 in the first three months of 2000 from $751,890 in the first three months of 1999 primarily as a result of the decrease in the Partnership's interest expense of $566,129.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued

         On  February  1,2000  the  Partnership  sold  its  investment  in Osuna
Apartments. The Partnership realized a net gain of $2,434,099, determined as follows:

Cash received                                                       $   100,000
Forgiveness of Purchase Money Notes                                   2,938,554
Less: Investment in Osuna Apartments                                   (569,998)
Less: Consulting fees paid in connection with
      the disposition                                                   (26,924)
Less: Professional fees                                                  (7,533)
                                                                    -----------
Gain on sale of investment in Osuna Apartments Company              $ 2,434,099
                                                                    ===========

         In the first quarter of 2000, the Partnership's interest income reflects interest earned on reserves of $5,758. In the first quarter of 1999, interest income totaling $12,967 consisted of interest earned on reserves of $248 and interest net of discount amortization on the long-term notes receivable of $12,719.

         The Partnership's interest expense decreased to $182,808 in the first three months of 2000 from $748,937 in the first three months of 1999. The decrease is attributable to the decrease in discount amortization included in interest expense of $507,253 and the reduction of interest accrued due to the sales of the Fiddlers Creek investment and Osuna Apartments Company, which included the assumption or release of the related Purchase Money Notes, on May 28, 1999 and February 1, 2000, respectively.

         The Partnership's equity in income from the Local Limited Partnerships was $3,140 in the first three months of 2000 and $15,625 in the first three months of 1999.

                                        Part II
                                   Other Information

Item 3. Defaults Upon Senior Securities.

         On September 29, 1999 the Purchase Money Notes outstanding for Fuquay-Varina, Oxford Homes and Williamston Homes matured. The amounts due at maturity under these non-recourse obligations consisted of $2,015,000 in aggregate principal amount and $530,961 in accrued and unpaid interest. As of March 31, 2000, the aggregate arrearages under these notes amounted to $2,636,636.

         The Purchase Money Notes outstanding for Compass West Apartments, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The amounts due at maturity under these non-recourse obligations consisted of $2,830,000 in aggregate principal amount and $3,608,251 in accrued and unpaid interest. As of March 31, 2000, the aggregate arrearages under these notes amounted to $6,534,386.

Item 6. Exhibits and Reports on Form 8-K

       (b) Reports on Form 8-K.

         On February 15, 2000, the Partnership filed a Current Report on Form 8-K to report the disposition on February 1, 2000 of its limited partner interest in Osuna Apartments Company. The Form 8-K was amended on April 13, 2000, to include pro forma financial information for the Partnership, reflecting the disposition.

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


Date: May 12, 2000