Form 10-Q
period 2000-06-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2000-08-14
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended     June 30, 2000


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

                                      INDEX




                                                                    Page

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, June 30, 2000 and December 31, 1999          3-4

        Statements of Operations for the Six Months
          Ended June 30, 2000 and 1999                                 5

        Statements of Cash Flows for the Six Months Ended
          June 30, 2000, and 1999                                      6

        Notes to Financial Statements                               7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        11-15

Part II: Other Information

Item 3. Defaults Upon Senior Securities                              16

Item 6. Exhibits and Reports on Form 8-K                             16


                               LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                  (A Massachusetts Limited Partnership)

                                              BALANCE SHEETS


                                                                (Unaudited)                (Audited)
                                                               June 30, 2000           December 31, 1999
                                                               -------------           -----------------
Assets

Current assets:

    Cash and cash equivalents                                   $    344,852             $    526,940

    Interest receivable                                                2,076                     --
    State tax refund receivable                                      211,271                     --
    Deferred legal fees                                               32,672                   40,109
                                                                ------------             ------------

        Total current assets                                         590,871                  567,049


  Investments in local limited
         partnerships                                                897,078                1,475,083
                                                                ------------             ------------

        Total assets                                            $  1,487,949             $  2,042,132
                                                                ============             ============


                                               (continued)



                               LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                  (A Massachusetts Limited Partnership)

                                        BALANCE SHEETS (continued)


                                                                (Unaudited)                (Audited)
                                                               June 30, 2000           December 31, 1999
                                                               -------------           -----------------

Liabilities and Partners' Deficit

Current liabilities:
  Purchase Money Notes, current maturities                      $ 10,053,816             $ 12,436,808
  Accounts payable to affiliates                                     237,271                  188,272
  Accounts payable                                                     2,527                    1,565
  Accrued expenses                                                    51,968                   98,597
  Accrued interest payable                                           138,038                  141,318
                                                                ------------             ------------

    Total current liabilities                                     10,483,620               12,866,560

Purchase money notes, net of current maturities                      331,430                  648,199
                                                                ------------             ------------

    Total liabilities                                             10,815,050               13,514,759
                                                                ------------             ------------

Contingencies                                                           --                       --

Partners' deficit:
  General partners:
    Capital contributions                                              4,202                    4,202
    Capital distributions                                               (159)                    (128)
    Accumulated losses                                              (189,403)                (210,889)
                                                                ------------             ------------
                                                                    (185,360)                (206,815)
                                                                ------------             ------------

  Limited partners (21,566 Units at
      June 30, 2000 and December 31, 1999):
    Capital contributions (net of
      offering costs of $1,134,440)                                9,649,520                9,649,520
    Capital distributions                                           (465,762)                (462,706)
    Accumulated losses                                           (18,325,499)             (20,452,626)
                                                                ------------             ------------
                                                                  (9,141,741)             (11,265,812)
                                                                ------------             ------------

    Total partners' deficit                                       (9,327,101)             (11,472,627)
                                                                ------------             ------------

    Total liabilities and partners'
      deficit                                                   $  1,487,949             $  2,042,132
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

                                                    4

                                   LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                       (A Massachusetts Limited Partnership)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                            For the Three Months Ended                For the Six Months Ended
                                                   June 30,                                     June 30,
                                        ---------------------------------         --------------------------------
                                             2000                1999                   2000               1999
                                             ----                ----                   ----               ----
Interest income                         $     4,408          $    81,673          $    10,166          $    94,640
                                        -----------          -----------          -----------          -----------

Expenses:
 Interest expense                           176,463              386,406              359,271            1,135,343
 General and
 administrative expenses                     27,484               34,813               57,991               66,360
                                        -----------          -----------          -----------          -----------

Total expenses                              203,947              421,219              417,262            1,201,703
                                        -----------          -----------          -----------          -----------

Loss before equity in local
limited partnership investments
and Extraordinary items                    (199,539)            (339,546)            (407,096)          (1,107,063)

Equity in income of Local
 Limited Partnership
  investments                               118,470               56,744              121,610               72,369
                                        -----------          -----------          -----------          -----------

Net Loss before
 Extraordinary items                        (81,069)            (282,802)            (285,486)          (1,034,694)

Extraordinary items:
 Gain on sale of investments
  in Local Limited Partnerships                --              2,654,107            2,434,099            2,654,107
                                        -----------          -----------          -----------          -----------

Net income (loss)                       $   (81,069)         $ 2,371,305          $ 2,148,613          $ 1,619,413
                                        ===========          ===========          ===========          ===========

Units used in computing
Basic Net Income(Loss) per
Limited Partnership Unit                     21,566               21,566               21,566               21,566
                                        ===========          ===========          ===========          ===========

Basic loss per Limited
Partnership Unit before
Extraordinary items                     $     (3.78)         $    (12.98)         $    (13.11)         $    (47.50)
                                        ===========          ===========          ===========          ===========

Basic net income (loss) per
Limited Partnership Unit                $     (3.78)         $    108.86          $     98.63          $     74.34
                                        ===========          ===========          ===========          ===========

                    The accompanying notes are an integral part of these financial statements.

                                                         5

                                     LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                        (A Massachusetts Limited Partnership)

                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                       For the Six Months Ended
                                                                                                June 30,
                                                                                 -----------------------------------
                                                                                     2000                    1999
                                                                                     ----                    ----
Cash flows from operating activities:
  Cash distributions from Local Limited
    Partnerships                                                                 $   129,618            $   251,371
  Interest payment on purchase money notes                                          (123,760)              (245,730)
  Uncashed interest payments on Purchase
    money notes from prior years                                                         841
  Cash paid for general and administration expenses                                  (27,029)               (14,576)
  Interest received                                                                    8,090                 12,207
                                                                                 -----------            -----------
      Net cash provided (used) by operating activities                               (13,081)                 4,113
                                                                                 -----------            -----------

Cash Flows from financing activity:
  Capital distributions                                                               (3,087)                (5,641)
                                                                                 -----------            -----------
      Net cash used in financing activities                                           (3,087)                (5,641)
                                                                                 -----------            -----------

Cash Flows from investing activities:
  Cash proceeds from sale of investments in
    Local Limited Partnerships                                                       100,000                483,451
  Closing costs                                                                      (54,553)                  --
  Cash paid for deferred legal fees                                                      (96)                  --
  Estimated state taxes paid from proceeds from sale of
    investments in Local Limited Partnerships                                       (211,271)                  --
                                                                                 -----------            -----------
      Net cash provided (used) by investing activities                              (165,920)               483,451
                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents                                (182,088)               481,923

Cash and cash equivalents at:
  Beginning of period                                                                526,940                 42,284
                                                                                 -----------            -----------
  End of period                                                                  $   344,852            $   524,207
                                                                                 ===========            ===========

Reconciliation  of net loss before extraordinary items to net cash provided (used) by operating activities:

Net loss before extraordinary items                                              $  (285,486)           $(1,034,694)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Share of income of local limited
      partnership investments                                                       (121,610)               (72,369)
    Cash distributions from local limited
      Partnerships                                                                   129,618                251,371
    Interest expense added to purchase money
      notes, net of discount amortization                                            238,757                964,358
    Interest income added to long-term
      notes receivable, net of discount
      amortization, and interest received                                               --                  (82,432)
    (Decrease) increase in:
      Interest receivable                                                             (2,076)                  --
      Accrued interest payable                                                        (3,244)               (73,902)
      Accounts payable to affiliates                                                  48,998                 49,027
      Accounts payable                                                                   962                 17,254
      Accrued expenses                                                               (19,000)               (14,500)
                                                                                 -----------            -----------
    Net cash provided by operating activities                                    $   (13,081)           $     4,113
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


2.      Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of June 30, 2000. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1999.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                               (Unaudited)       (Audited)
                                                 June 30,        December 31,
                                                   2000             1999
                                               -----------       ------------

Total acquisition cost to the Partnership      $ 9,356,379       $ 9,356,379

    Additional capital contributed by the
        Partnership                                 11,425            11,425

    Partnership's share of losses of Local
        Limited Partnerships                    (3,331,079)       (3,450,761)

    Cash distributions received from Local
        Limited Partnerships                    (4,199,189)       (4,069,602)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                           95,060            93,162

    Value of Local
        Limited Partnership investments sold    (1,035,518)         (465,520)
                                               -----------       -----------



Investments in Local Limited Partnerships      $   897,078       $ 1,475,083
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

     Summarized financial information from the combined statements of operations of all Local Limited Partnerships is as follows:

                                                      For the Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                        2000            1999
                                                        ----            ----

Rental and other income                              $ 1,619,168    $ 2,704,338
Expenses:
    Operating expenses                                   978,608      1,747,669
    Interest expense                                     288,437        506,319
    Depreciation and amortization                        294,530        489,155
                                                     -----------    -----------
    Total expenses                                     1,561,575      2,743,143
                                                     -----------    -----------

Net income (loss)                                    $    57,593    $   (38,805)
                                                     ===========    ===========

Partnership's share of net income (loss)             $    58,955    $   (37,668)
                                                     ===========    ===========

Other partners' share of net income (loss)           $    (1,362)   $    (1,137)
                                                     ===========    ===========


         The differences between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the six months ended June 30, 2000 and 1999 and the share of net income (loss) in the above Summarized Statements of Operations consists of the following:

                                                      For the Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                        2000            1999
                                                        ----            ----
Share of income in Local Limited
    Partnership Investments in the
    Partnership's Statement of Operations            $   121,610    $    72,369
Partnership's share of income (loss) in the
    above summarized Statements of Operations             58,955        (37,668)
                                                     -----------    -----------
           Difference                                $    62,655    $   110,037
                                                     ===========    ===========

Partnership's unrecorded share of losses (income):
    Linden Park                                      $      --      $    54,521
    Brierwood Ltd.                                         6,642          8,131
    Brierwood II, Ltd.                                    13,743          6,042
    Pine Forest Apartments, Ltd.                          17,793          5,995
    Surry Manor                                            8,365         29,317
    Glendale Manor                                         6,590
    Meadowwood                                             7,594
Prior year loss carry forward applied
 against 1999 net income
    Meadowwood                                              --          (11,636)
    Glendale Manor                                          --           (1,335)
                                                     -----------    -----------
       Subtotal                                           60,729         91,035
Cash Distributions
 recorded as investment income                             1,928         19,002
                                                     -----------    -----------

Total                                                $    62,655    $   110,037
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

        Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $3,087 during the first six months of 2000 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.


4.  Transactions with Affiliates

        During the six months ended June 30, 2000, and 1999 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:
                                         2000                  1999
                                         ----                  ----
Reimbursement of Partnership
  administration expenses              $24,000               $25,019
Partnership management fees             25,000                25,000

        As of June 30, 2000, and December 31, 1999, accounts payable to affiliates totaling $237,271 and $188,272, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $120,000 and $96,001, respectively, and partnership management fees of $117,271 and $92,271, respectively.


                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the six months ended June 30, 2000, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                     $ 10,166

Less: General and administrative expenses per
         Statement of Operations                                 (57,991)
                                                                --------

Cash from Operations, as defined                                 (47,825)
                                                                --------


Distributable Cash from Operations, as defined                  $   --
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

       As of June 30, 2000 seven series of the Purchase Money Notes, relating to Fuquay-Varina Homes for the Elderly, Ltd., Oxford Homes for the Elderly, Ltd., Williamston Homes for the Elderly, Ltd., Austintown Associates, Meadowwood Ltd., Brierwood Ltd, and Pine Forest Apartments, Ltd. had matured and were in default. The remaining two series of Purchase Money Notes, relating to Glendale Manor Apartments and Surry Manor, Ltd. mature on August 29, 2000 and July 9, 2001, respectively. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

        The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of June 30, 2000, was $10,580,214. The outstanding obligations are expected to increase annually as interest continues to accrue under the Purchase Money Notes. The aggregate outstanding principal amount of the Purchase Money Notes reported on the Partnership's Balance Sheet ($10,385,246 at June 30, 2000), reflects a discount using an imputed interest rate of approximately 21%, which was applied to the face amount of the notes on the respective investment purchase dates and which is used to calculate an annual interest accrued in accordance with generally accepted accounting principles that will equate to the legal obligation expected at maturity of the notes. The unamortized discount was written off in 1999 on those Purchase Money Notes that matured.

       The decrease in Purchase Money Note obligations from December 31, 1999 to June 30, 2000 reflects $2,938,554 in Purchase Money Note obligations from which the Partnership was released in connection with the sale of the Partnership's interest in Osuna.

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

       Management currently anticipates selling the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $150,000 plus the assumption of the related Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been requested and, although certain documentation remains outstanding, management believes that unanimous consent has been obtained. Management anticipates closing these transactions in the third quarter of 2000.

       Management had also entered into an agreement with the local general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. A meeting with the Purchase Money Note holders to discuss this transaction was held in November 1999. The Partnership has not received unanimous consent of the Purchase Money Note holders and accordingly the agreement expired on April 1, 2000. Management is continuing discussions with the local general partner regarding possibilities for disposing of this investment.

       Management presently anticipates entering into an agreement to sell the Partnership's 94% interests in Brierwood I & II, Pine Forest and Meadowwood Apartments. The sale of the Partnership's interests in Brierwood I, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Management presently anticipates selling the Partnership's 94% Limited Partnership interests in these properties in the third quarter of 2000.

       The Partnership has commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. Management expects to pursue more detailed discussions in the third quarter of 2000.

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

       At June 30, 2000, the Partnership had total cash and cash equivalents of $344,852, which consisted of funds segregated pursuant to the terms of the consulting agreement with the General Partner of Linden Park Associates of $145,065 and cash reserves of $199,787. The reserves include $841 representing uncashed checks issued to certain Purchase Money Note holders for interest due under their notes. This amount is also included in accrued interest payable. The increase in cash reserves compared to $120,946 at December 31, 1999 was primarily funded from the proceeds of the sale of the Partnership's interest in Osuna Apartments.

        Estimated state taxes totaling $211,271 were paid from the proceeds of the sale of the Partnership's investments in Fiddlers Creek Apartments. The Partnership has subsequently reevaluated this obligation and has applied for a refund of amounts previously remitted.

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

       The Partnership's net loss before extraordinary items decreased to $285,486 in the first six months of 2000 from $1,034,694 in the first six months of 1999 primarily as a result of the decrease in the Partnership's interest expense of $776,072.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued

        On February 1, 2000 the Partnership sold its investment in Osuna Apartments. The Partnership realized a net gain of $2,434,099, determined as follows:

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
                                                                ===========

       In the first six months of 2000, the Partnership's interest income reflects interest earned on reserves of $10,166. In the first six months of 1999, interest income totaling $94,640 consisted of interest earned on reserves of $2,022 and interest net of discount amortization on the long-term notes receivable of $18,094 and the write off of the unamortized discount of $74,524.

       The Partnership's interest expense decreased to $359,271 in the first six months of 2000 from $1,135,343 in the first six months of 1999. The decrease is attributable to the decrease in discount amortization included in interest expense of $661,696 and the reduction of interest accrued totaling $114,376 due to the sales of the Fiddlers Creek investment and Osuna Apartments Company, which included the assumption or release of the related Purchase Money Notes, on May 28, 1999 and February 1, 2000, respectively.

       The Partnership's equity in income from the Local Limited Partnerships was $121,610 in the first six months of 2000 and $72,369 in the first six months of 1999.

                                     Part II
                                Other Information

Item 3. Defaults Upon Senior Securities.

        On September 29, 1999 the Purchase Money Notes outstanding for Fuquay-Varina, Oxford Homes and Williamston Homes matured. The amounts due at maturity under these non-recourse obligations consisted of $2,015,000 in aggregate principal amount and $530,961 in accrued and unpaid interest. As of June 30, 2000, the aggregate arrearages under these notes amounted to $2,571,102.

        The Purchase Money Notes outstanding for Compass West Apartments, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The amounts due at maturity under these non-recourse obligations consisted of $2,830,000 in aggregate principal amount and $3,608,251 in accrued and unpaid interest. As of June 30, 2000, the aggregate arrearages under these notes amounted to $6,603,421.


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


Date: 8/11/00