Form 10-Q
period 2000-09-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2000-11-14
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended  September 30, 2000


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from                     to
                               -------------------    --------------------


Commission file number  0-13520


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


             Massachusetts                              04-2828131
     (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


100 Second Avenue,  Needham, MA                                 02494
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (781) 444-5251


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

                                      INDEX




                                                                       Page
                                                                       ----

Part I:  Financial Information

Item 1. Financial Statements:

        Balance Sheets, September 30, 2000 and December 31, 1999        3-4

        Statements of Operations for the Nine Months
          Ended September 30, 2000 and 1999                               5

        Statements of Cash Flows for the Nine Months Ended
          September 30, 2000, and 1999                                    6

        Notes to Financial Statements                                  7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           11-15

Part II: Other Information

Item 3. Defaults Upon Senior Securities                                 16

Item 6. Exhibits and Reports on Form 8-K                                16


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS


                                                     (Unaudited)           (Audited)
                                                 September 30, 2000    December 31, 1999
                                                 ------------------    -----------------
Assets

Current assets:

  Cash and cash equivalents                        $    311,549           $    526,940

  State tax refund receivable                           211,271                     --
  Deferred legal fees                                    49,447                 40,109
                                                   ------------           ------------

    Total current assets                                572,267                567,049


  Investments in local limited
      partnerships                                      885,066              1,475,083
                                                   ------------           ------------

    Total assets                                   $  1,457,333           $  2,042,132
                                                   ============           ============




                                       (continued)


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                BALANCE SHEETS (continued)


                                                     (Unaudited)           (Audited)
                                                 September 30, 2000    December 31, 1999
                                                 ------------------    -----------------
Liabilities and Partners' Deficit

Current liabilities:
  Purchase Money Notes, current maturities         $ 10,586,936           $ 12,436,808
  Accounts payable to affiliates                        261,771                188,272
  Accounts payable                                           --                  1,565
  Accrued expenses                                       51,968                 98,597
  Accrued interest payable                              138,038                141,318
                                                   ------------           ------------

    Total current liabilities                        11,038,713             12,866,560

Purchase money notes, net of current maturities              --                648,199
                                                   ------------           ------------

    Total liabilities                                11,038,713             13,514,759
                                                   ------------           ------------

Contingencies                                                --                     --

Partners' deficit:
  General partners:
    Capital contributions                                 4,202                  4,202
    Capital distributions                                  (159)                  (128)
    Accumulated losses                                 (191,946)              (210,889)
                                                   ------------           ------------
                                                       (187,903)              (206,815)
                                                   ------------           ------------

  Limited partners (21,566 Units at
      September 30, 2000 and December 31, 1999):
    Capital contributions (net of
      offering costs of $1,134,440)                   9,649,520              9,649,520
    Capital distributions                              (465,762)              (462,706)
    Accumulated losses                              (18,577,235)           (20,452,626)
                                                   ------------           ------------
                                                     (9,393,477)           (11,265,812)
                                                   ------------           ------------

    Total partners' deficit                          (9,581,380)           (11,472,627)
                                                   ------------           ------------

    Total liabilities and partners'
      deficit                                      $  1,457,333           $  2,042,132
                                                   ============           ============

        The accompanying notes are an integral part of these financial statements.


                                 LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                     (A Massachusetts Limited Partnership)

                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                            For the Three Months Ended            For the Nine Months Ended
                                                   September 30,                         September 30,
                                            --------------------------            -------------------------

                                             2000              1999                  2000            1999
                                             ----              ----                  ----            ----

Interest income                              $3,733            $6,402              $13,899          $101,042
                                          ---------          --------           ----------        ----------


Expenses:
 Interest expense                           201,690           356,272              560,962         1,491,615
 general and
 administrative expenses                     42,511            32,672              100,501            99,030
                                          ---------          --------           ----------        ----------

Total expenses                              244,201           388,944              661,463         1,590,645
                                          ---------          --------           ----------        ----------

Loss before equity in local
limited partnership investments
and Extraordinary items                    (240,468)         (382,542)            (647,564)       (1,489,603)

Equity in income of Local
Limited Partnership
investments                                 (12,011)            6,408              109,599            78,777
                                          ---------          --------           ----------        ----------

Net Loss before
extraordinary items                        (252,479)         (376,134)            (537,965)       (1,410,826)

Extraordinary items:
gain on sale of investments
in Local Limited Partnerships                (1,800)          344,472            2,432,299         2,998,579
                                          ---------          --------           ----------        ----------

Net income (loss)                         $(254,279)         $(31,662)          $1,894,334        $1,587,753
                                          =========          ========           ==========        ==========
Units used in computing
basic net income(loss) per
Limited Partnership Unit                     21,566            21,566               21,566            21,566
                                          =========          ========           ==========        ==========

Basic loss per Limited
Partnership Unit before
extraordinary items                         $(11.59)          $(17.27)             $(24.70)          $(64.76)
                                          =========          ========           ==========        ==========

Basic net income (loss) per
Limited Partnership Unit                    $(11.67)           $(1.45)              $86.96            $72.89
                                          =========          ========           ==========        ==========


                  The accompanying notes are an integral part of these financial statements.

                                       LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                           (A Massachusetts Limited Partnership)

                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                            For the Nine Months Ended
                                                                                                 September 30,
                                                                                      -----------------------------------

                                                                                          2000                   1999
                                                                                          ----                   ----
Cash flows from operating activities:
  Cash distributions from Local Limited
   Partnerships                                                                       $   129,618            $   251,371
  Interest payment on purchase money notes                                               (123,760)              (245,730)
  Uncashed interest payments on purchase
   money notes from prior years                                                                --                    841
  Cash paid for general and administration expenses                                       (47,567)              (123,067)
  Interest received                                                                        13,899                 19,287
                                                                                      -----------            -----------
    Net cash used by operating activities                                                 (27,810)               (97,298)
                                                                                      -----------            -----------

Cash Flows from financing activity:
  Principal and accrued interest received upon repayment
     of Linden Park Apartments notes receivable                                                --                241,058
  Deemed capital distributions in respect of state taxes
     withheld by Local Limited Partnerships                                                (3,087)                (5,641)
                                                                                      -----------            -----------
    Net cash provided by (used in) financing activities                                    (3,087)               235,417
                                                                                      -----------            -----------
Cash Flows from investing activities:
  Cash proceeds from sale of investments in
   Local Limited Partnerships                                                             100,000                879,411
  Closing costs                                                                           (56,352)               (77,416)
  Cash paid for deferred legal fees                                                       (16,871)                    --
  Capital distributions to limited partners                                                    --               (449,999)
  Estimated state taxes paid from proceeds from sale of
   investments in Local Limited Partnerships                                             (211,271)                    --
                                                                                      -----------            -----------
    Net cash provided (used) by investing activities                                     (184,494)               351,996
                                                                                      -----------            -----------

Net increase (decrease) in cash and cash equivalents                                     (215,391)               490,115

Cash and cash equivalents at:
  Beginning of period                                                                     526,940                 42,284
                                                                                      -----------            -----------
  End of period                                                                       $   311,549            $   532,399
                                                                                      ===========            ===========

Reconciliation of net loss before extraordinary items to net cash used by operating activities:

Net loss before extraordinary items                                                   $  (537,965)           $(1,410,826)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Share of income of Local Limited
      Partnership investments                                                            (109,599)               (78,777)
    Cash distributions from Local Limited
      Partnerships                                                                        129,618                251,371
    Interest expense added to purchase money
      notes, net of discount amortization                                                 440,482              1,462,940
    Interest income added to long-term
      notes receivable, net of discount
      amortization, and interest received                                                      --                (81,755)
    (Decrease) increase in:
      Accrued interest payable                                                             (3,280)              (216,213)
      Accounts payable to affiliates                                                       73,499                 (9,498)
      Accounts payable                                                                     (1,565)                (1,040)
      Accrued expenses                                                                    (19,000)               (13,500)
                                                                                      -----------            -----------
    Net cash provided by operating activities                                         $   (27,810)           $   (97,298)
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


2.      Significant Accounting Policies

        In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Partnership as of September 30, 2000. The financial statements, which do not include all of the information and footnote disclosures required by generally accepted accounting principles, should be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 1999.


3.      Investments in Local Limited Partnerships

        The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                               (Unaudited)         (Audited)
                                              September 30,       December 31,
                                                   2000               1999
                                              -------------       ------------

Total acquisition cost to the Partnership      $ 9,356,379         $ 9,356,379

    Additional capital contributed by the
        Partnership                                 11,425              11,425

    Partnership's share of losses of Local
        Limited Partnerships                    (3,343,091)         (3,450,761)

    Cash distributions received from Local
        Limited Partnerships                    (4,199,189)         (4,069,602)

    Cash distributions received from Local
        Limited Partnerships recognized as
        investment income                           95,060              93,162

    Value of Local
        Limited Partnership investments sold    (1,035,518)           (465,520)
                                               -----------         -----------

Investments in Local Limited Partnerships      $   885,066         $ 1,475,083
                                               ===========         ===========


                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Investments in Local Limited Partnerships, continued

     Summarized financial information from the combined statements of operations of Local Limited Partnerships for the periods owned by the Partnership is as follows:

                                               For the Nine Months Ended
                                                      September 30,
                                             -----------------------------
                                                2000              1999
                                                ----              ----

Rental and other income                      $ 2,409,534      $ 3,547,197
Expenses:
  Operating expenses                           1,521,499        2,304,171
  Interest expense                               432,016          660,498
  Depreciation and amortization                  439,605          647,948
                                             -----------      -----------
    Total expenses                             2,393,120        3,612,617
                                             -----------      -----------

Net income (loss)                            $    16,414      $   (65,420)
                                             ===========      ===========

Partnership's share of net income (loss)     $    18,888      $   (63,113)
                                             ===========      ===========

Other partners' share of net income (loss)   $    (2,474)     $    (2,307)
                                             ===========      ===========

        The differences between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the nine months ended September 30, 2000 and 1999 and the share of net income
(loss) in the above Summarized Statements of Operations consists of the following:

                                                     For the Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                       2000             1999
                                                       ----             ----
Share of income in Local Limited
  Partnership Investments in the
  Partnership's Statement of Operations              $ 109,599       $  78,777
Partnership's share of income (loss) in the
  above summarized Statements of Operations             18,888         (63,113)
                                                     ---------       ---------
           Difference                                $  90,711       $ 141,890
                                                     =========       =========

Partnership's unrecorded share of losses (income):
  Linden Park                                        $      --       $  54,521
  Brierwood Ltd.                                         8,133          17,409
  Brierwood II, Ltd.                                    18,087          10,666
  Pine Forest Apartments, Ltd.                          32,254          14,354
  Surry Manor                                           17,011          37,331
  Glendale Manor                                         6,092              --
  Meadowwood                                             7,206              --

Prior year loss carry forward applied
 against 1999 net income
  Meadowwood                                                --          (7,255)
  Glendale Manor                                            --          (4,138)
                                                     ---------       ---------
       Subtotal                                         88,783         122,888
Cash Distributions
 recorded as investment income                           1,928          19,002
                                                     ---------       ---------

Total                                                $  90,711       $ 141,890
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

        Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $3,087 during the first nine months of 2000 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.


4.  Transactions with Affiliates

        During  the  nine  months  ended   September  30,  2000,  and  1999  the
Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:
                                                 2000            1999
                                                 ----            ----
Reimbursement of Partnership
  administration expenses                      $36,000         $37,023
Partnership management fees                     37,500          37,500

        As of September 30, 2000, and December 31, 1999, accounts payable to affiliates totaling $261,771 and $188,272, respectively, represent amounts owed for reimbursements of Partnership administration expenses of $132,000 and $96,001, respectively, and partnership management fees of $129,771 and $92,271, respectively.


                                   (Continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Statement of Distributable Cash from Operations

        Distributable Cash From Operations for the nine months ended September 30, 2000, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations            $  13,899

Less: General and administrative expenses per
         Statement of Operations                        (100,501)
                                                       ---------

Cash from Operations, as defined                         (86,602)
                                                       ---------


Distributable Cash from Operations, as defined         $      --
                                                       =========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       Disposition of Investments

       On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna Apartments Company ("Osuna") to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, the Partnership recognized a gain estimated to be $2,432,299 on the sale of the investment.

       As of September 30, 2000 eight series of the Purchase Money Notes, relating to Fuquay-Varina Homes for the Elderly, Ltd., Oxford Homes for the Elderly, Ltd., Williamston Homes for the Elderly, Ltd., Glendale Manor Apartments, Austintown Associates, Meadowwood Ltd., Brierwood Ltd., and Pine Forest Apartments, Ltd. had matured and were in default. The remaining series of Purchase Money Notes, relating to Surry Manor, Ltd. matures on July 9, 2001. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

       The aggregate outstanding principal amount of and accrued and unpaid interest on the Purchase Money Note obligations of the Partnership, as of September 30, 2000, was $10,586,936. The outstanding obligations are expected to increase annually as interest continues to accrue under the Purchase Money Notes. As of September 30, 2000 there is no unamortized discount balance on the Purchase Money Notes. The unamortized discount was written off in 1999 and 2000 on those Purchase Money Notes that matured in 1999 and 2000, respectively.

       The decrease in Purchase Money Note obligations from December 31, 1999 to September 30, 2000 reflects $2,938,554 in Purchase Money Note obligations from which the Partnership was released in connection with the sale of the Partnership's interest in Osuna, net of interest accrued and discount amortized.

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

       Certain of the Local Limited Partnerships receive rental income pursuant to Section 8 rental assistance contracts which expire at various times through March 2005. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

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

       Management currently anticipates selling the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $150,000 plus the assumption of the related Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been requested and, although certain documentation remains outstanding, management believes that unanimous consent has been obtained. Management anticipates closing these transactions in the fourth quarter of 2000.

       Management entered into an agreement with the local general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. A meeting with the Purchase Money Note holders to discuss this transaction was held in November 1999. The Partnership did not receive unanimous consent of the Purchase Money Note holders and, accordingly, the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown Associates.

       Management has also entered into agreements to sell the Partnership's 94% interests in Brierwood, Brierwood II, Pine Forest and Meadowwood Apartments. The Partnership would receive only a nominal cash payment in connection with each sale and, following the sale, the Purchase Money Notes would be exchanged for pro rata shares of the related 94% partnership interest. The sale of the Partnership's interests in Brierwood, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Such consents have been requested. Management presently anticipates the consummation of these transactions in the fourth quarter of 2000.

       The Partnership has commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. Management presently expects to enter into an Agreement in the fourth quarter of 2000 to sell the Partnership's 98% limited Partnership Interests in Surry Manor, Ltd. and Glendale Manor Apartments. The sale of these interest will require consent from all the related Purchase Money Note holders.

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

       At  September  30,  2000,  the   Partnership  had  total  cash  and  cash
equivalents of $311,549, which consisted of funds segregated pursuant to the terms of the consulting agreement with the General Partner of Linden Park Associates of $146,158 and cash reserves of $165,391. The reserves include $841 representing uncashed checks issued to certain Purchase Money Note holders for interest due under their notes. This amount is also included in accrued interest payable. The increase in cash reserves compared to $120,946 at December 31, 1999 was primarily funded from the proceeds of the sale of the Partnership's interest in Osuna Apartments.

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

       The Partnership's net loss before extraordinary items decreased to $537,965 in the first nine months of 2000 from $1,410,826 in the first nine months of 1999 primarily as a result of the decrease in the Partnership's interest expense of $930,653.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Partnership Operations, continued

        On February 1, 2000 the Partnership sold its investment in Osuna Apartments. The Partnership realized a net gain of $2,432,299, determined as follows:

Cash received                                               $   100,000
Forgiveness of Purchase Money Notes                           2,938,554
Less: Investment in Osuna Apartments                           (569,998)
Less: Consulting fees paid in connection with
      the disposition                                           (26,924)
Less: Professional fees                                          (9,333)
                                                            -----------
Gain on sale of investment in Osuna Apartments Company      $ 2,432,299
                                                            ===========

       In the first nine months of 2000, the Partnership's interest income reflects interest earned on reserves of $13,899. In the first nine months of 1999, interest income totaling $101,042 consisted of interest earned on reserves of $9,102 and interest net of discount amortization on the long-term notes receivable of $17,416 and the write off of the unamortized discount of $74,524.

       The Partnership's interest expense decreased to $560,962 in the first nine months of 2000 from $1,491,615 in the first nine months of 1999. The decrease is attributable to the decrease in discount amortization included in interest expense of $787,028 and the reduction of interest accrued totaling $143,625 due to the sales of the Fiddlers Creek investment and Osuna Apartments Company, which included the assumption or release of the related Purchase Money Notes, on May 28, 1999 and February 1, 2000, respectively.

       The Partnership's equity in income from the Local Limited Partnerships was $109,599 in the first nine months of 2000 and $78,777 in the first nine months of 1999.

                                     Part II
                                Other Information

Item 1.  Legal Proceedings.

On September 15 2000, James P. Manchi and Robert P. Baker commenced an action against the Partnership in the Court of Common Pleas, Mahoning County, Ohio. Messrs. Manchi and Baker are holders of Purchase Money Notes issued by the Partnership in connection with the acquisition of its partnership interest in Austintown Associates. The remaining holders of Purchase Money Notes relating to Austintown Associates were joined as involuntary plaintiffs in the action by Messrs. Manchi and Baker. The complaint was subsequently amended on October 4, 2000. The plaintiffs seek a declaration of the rights of the parties under the Purchase Money Notes and related pledge agreements, a judgment in favor of the holders for the monies due under the Purchase Money Notes (to be satisfied through sale of the partnership interest in Austintown Associates), a declaration of an event of default under the related pledge agreements and the appointment of a receiver to supervise the sale of the partnership interest. The Partnership does not presently intend to contest this action.

Item 3. Defaults Upon Senior Securities.

        On September 29, 1999 the Purchase Money Notes outstanding for Fuquay-Varina, Oxford Homes and Williamston Homes matured. The amounts due at maturity under these non-recourse obligations consisted of $2,015,000 in aggregate principal amount and $530,961 in accrued and unpaid interest. As of September 30, 2000, the aggregate arrearages under these notes amounted to $2,616,439.

        The Purchase Money Notes outstanding for Austintown Associates, Meadowwood Ltd, Brierwood Ltd. and Pine Forest matured on October 30, 1999. The amounts due at maturity under these non-recourse obligations consisted of $2,830,000 in aggregate principal amount and $3,608,251 in accrued and unpaid interest. As of September 30, 2000, the aggregate arrearages under these notes amounted to $6,667,096.

On August 29, 2000 the Purchase Money Notes outstanding for Glendale Manor Apartments matured. The amounts due at maturity under these non-recourse obligations consisted of $450,000 in aggregate principal amount and $224,979 in accrued and unpaid interest. As of September 30, 2000, the aggregate arrearages under these notes amounted to $678,577.

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


Date:   11/13/00