Form 10-K405
period 2000-12-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2001-04-13
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

                         Exhibits Index on Pages: 95-109

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

         The units of Limited Partnership Interest ("Units") were offered and sold commencing July 13, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering and sale of 21,616 units was completed on July 12, 1985. During 1995, the Partnership recorded as cancelled and no longer outstanding 40 units which were formally abandoned by the holders. During 1998 an additional 10 units were abandoned. In December, 2000 an additional 20 units were abandoned.

         The Partnership will terminate on December 31, 2020, unless sooner dissolved or terminated as provided in Section 11 of the Amended Agreement of Limited Partnership dated as of July 13, 1984, as amended to date (the "Partnership Agreement").

         As discussed herein, the Partnership is currently in various stages of negotiations to sell its interests in the remaining ten Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

        No assurance can be given that the Partnership will be able to successfully conclude any of the above transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

         Because of the progress which has been made during 2000, effective December 31, 2000, the Partnership has adopted the liquidation basis of accounting. Accordingly, the Partnership's 2000 net asset values reflect the net realizable values for the investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments and its other assets. In addition, a liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainty related to the length of time required to complete the disposition of the investments and unanticipated events which may arise in connection with those dispositions.

        The net amount, if any, ultimately available for distribution from the liquidation of the Partnership depends on many unpredictable factors, such as the amounts realized on the sale of the remaining investments in Local Limited Partnerships, carrying costs of the assets prior to sale, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

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

      As a result of these interest accrual and payment provisions, each Purchase Money Note requires a substantial balloon payment at maturity. The payment of each Purchase Money Note is secured by a pledge of the Partnership's interest in the Local Limited Partnership to which the note relates. As of December 31, 2000 eight of these series of Purchase Money Notes were in default. On September 29, 1999 the Purchase Money Notes relating to Fuquay-Varina Homes for the Elderly, Ltd., Oxford Homes for the Elderly, Ltd. and Williamston Homes for the Elderly, Ltd. matured. The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd., Brierwood Ltd. and Pine Forest Apartments, Ltd. matured on October 30, 1999. The Purchase Money Notes relating to Osuna Apartments Company matured on November 27, 1999 and the Purchase Money Notes relating to Glendale Manor Apartments matured on August 29, 2000. The Purchase Money Notes relating to Surry Manor, Ltd. mature on July 9, 2001. Linden Park Associates Limited Partnership, one of the two Local Limited Partnerships in which the Partnership acquired its interest for cash, issued purchase money notes in connection with the purchase of its housing complex. Such notes had terms substantially identical to those of the Purchase Money Notes, and were secured by a pledge by all of the partners in such Local Limited Partnership (including the Partnership) of their respective partnership interests therein. The notes were paid in full in connection with a refinancing by Linden Park Associates of its existing debt in July 1999. As described below, the Partnership disposed of its interest in Osuna Apartments and the related Purchase Money Note obligations in February 2000.

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

         The Partnership's investments are and will continue to be subject to various risks, including the following:

(1) The risk that Partnership funds will not be sufficient to enable the Partnership to pay its debts and obligations. Among the Partnership's liabilities are the Purchase Money Notes. Such notes do not require payments during their term, except to the extent of cash distributions from the Local Limited Partnerships, but require substantial balloon payments at maturity. As described above, certain of the notes have matured and the remainder will mature on July 9, 2001. The Partnership does not have funds sufficient to repay such notes at maturity. See Item 7.

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

         On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna Apartments Company ("Osuna") to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, the Partnership recognized a gain of $2,432,299 on the sale of the investment.

         On May 28, 1999, the Partnership sold its interest in Fiddlers Creek Apartments in exchange for $483,451 in cash and assumption of the Purchase Money Note obligations. After transaction expenses, the Partnership recognized a gain of $2,579,632 on the sale of the investment. On April 13, 2000, estimated state withholding taxes totaling $211,271 were paid from the proceeds of the sale of the Partnership's investment in Fiddlers Creek Apartments. The Partnership subsequently reevaluated this obligation and applied for a refund of the $211, 271 previously remitted. On November 7, 2000 the refund was received with interest of $4,659.

         On July 15, 1999, the Partnership sold its interest in Linden Park Associates Limited Partnership in exchange for $395,960 in cash. After transaction expenses, the Partnership recognized a gain of $344,491 on the sale of the investment. Linden Park Associates refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058. In accordance with the Partnership's agreement with the General Partner of Linden Park Associates (the "Linden GP"), these funds have been segregated for use to pay the fees and expenses due the Linden GP in connection with the consulting arrangement described below. Interest earned on these segregated funds will be available to pay these fees and expenses.

       The Linden GP was engaged in September, 1998 to assist the general partner review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy.

The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from the segregated funds discussed above. The remaining balance of the segregated funds was $147,103 as of December 31, 2000. In 2000, the consulting fees paid to the Linden GP in respect of the successful sale of the Partnership's investment in Osuna Apartments was $23,426 and reimbursed expenses totaled $407. In 1999, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investments in Fiddlers Creek Apartments and Linden Park Associates totaled $77,416 and reimbursed the Linden GP for expenses incurred totaled $10,216.

         The Partnership distributed $449,999 to the Partnership's Unit holders in August, 1999 from the proceeds of the sales of these Local Limited Partnership interests.

         Management has entered into negotiations to sell the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $148,485 plus the assumption of the related Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been received. These transactions closed on March 30, 2001. These transactions closed at the amounts reflected in the financial statements.

         Management has entered into negotiations and agreements to sell the Partnership's 94% interests in Brierwood, Brierwood II, Pine Forest and Meadowwood Apartments. The Partnership would receive only a nominal cash payment in connection with each sale. The sale of the Partnership's interests in Brierwood, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Such consents have been requested. The Partnership received unanimous consent from the Purchase Money Note holders relating to Pine Forest Apartments and did not receive unanimous consent from the Purchase Money Note holders relating to Brierwood and Meadowwood Apartments. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the partnership's project. Liberty LGP has agreed to pursue the sale of the properties owned by Brierwood and Meadowwood Apartments. The proposed purchasers are affiliates of the local general partner in these partnerships. Management presently anticipates the closing of these transactions in the third quarter of 2001.

         The Partnership entered into an agreement with the local general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown Associates. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown Associates to satisfy the judgment. The sale proceeds, after the costs of sale, will be paid to the Purchase Money Note holders.

         Management commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. No agreement on the transfer of these interests has been reached. The sale of these interests requires unanimous consent of the Purchase Money Note holders. Management will continue to pursue more detailed discussions in 2001.

         No  assurance  can be  given  that  the  Partnership  will  be  able to successfully conclude any of the above transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

Item 2. Properties

         Each of the Local Limited Partnerships, in which the Partnership acquired limited partnership interests, owns the fee interest in a government-assisted residential multi-family rental-housing complex. As discussed above, the Partnership's interests in Fiddlers Creek Apartments and Linden Park Associates were sold in 1999 and in Osuna Apartments in February, 2000. The following table reflects: (1) the name of each of the Local Limited Partnerships in which the Partnership held an investment at December 31, 2000 and the percentage of the total interests in the Local Limited Partnership represented by the Partnership's interest; (2) the date on which the Partnership acquired each of such interests; (3) the consideration paid for each interest, (including purchase money notes); (4) the original principal amount, the aggregate amount of the principal and accrued and unpaid interest outstanding as of December 31, 2000, and the maturity date of the Purchase Money Notes relating to each interest; (5) the Partnership's share of the mortgage indebtedness of each Local Limited Partnership; (6) the size and the location of the housing project owned by each Local Limited Partnership; and (7) the government program pursuant to which the complex receives assistance and the number of housing units in the project receiving such assistance.

         More detailed information related to the properties owned by the Local Limited Partnerships, including their respective amounts of mortgage indebtedness is included in Schedule III, Real Estate and Accumulated
Depreciation and included in Item 8. The Purchase Money Note information included in Schedule III is presented prior to the adjustment to adopt the liquidation basis of accounting.

                                              Purchase Money Notes
                                        ---------------------------------
                                                     Unpaid                   At Acquisition       Description of Apartment Complex
                     Interest  Total                Principal             ----------------------- ----------------------------------
  Name/Percentage    Acquisi- Acquisi-   Original     and                   LHPLP       Total                             Government
 Ownership of Local    tion     tion    Principal  Interest as  Maturity   Share of    Invested               Geographic  Assistance
 Limited Partnership   Date     Cost    Amount (A) of 12/31/00    Date    Local Debt  Assets (C)    Size       Location       (D)
-------------------- -------- --------- ---------- ----------- ---------- ----------- ----------- --------- -------------- ---------

98% interests are owned
in the following Local
Limited Partnerships(B):


 1  Glendale Manor    8/31/84  $810,000   $450,000    $688,702  8/29/2000   $929,000   1,739,000  50 Units   Clinton, SC   221(d)(4)
    Apartments                                                                                    30,310 SF                100%
                                                                                                  5.5 Acres                Section 8
                                                                                                                           (E)
 2  Surry Manor,
    Ltd.              8/31/84   740,000    360,000     763,429   7/9/2001  1,006,000   1,746,000  44 Units   Dobson, NC    221(d)(4)
                                                                                                  27,253 SF                100%
                                                                                                  5.0 Acres                Section 8
                                                                                                                           (E)

 3  Oxford Homes      9/28/84 1,004,000    643,600     974,493  9/28/1999    653,000   1,657,000  50 Units   Oxford, NC    221(d)(4)
    for the Elderly,                                                                              26,672 SF                100%
    Ltd.                                                                                          4.5 Acres                Section 8
                                                                                                                           (E)

 4  Williamston       9/28/84 1,064,000    664,100     886,970  9/28/1999    649,000   1,713,000  50 Units   Williamstown, 221(d)(4)
    Homes for the                                                                                 26,496 SF  NC            100%
    Elderly, Ltd.                                                                                 7 Acres                  Section 8
                                                                                                                           (E)

 5  Fuquay-Varina     9/28/84 1,118,000    707,300     803,030  9/28/1999    822,000   1,940,000  60 Units   Fuqyay-Varina,221(d)(4)
    Homes for the                                                                                 35,056 SF  NC            100%
    Elderly, Ltd.                                                                                 6 Acres                  Section 8
                                                                                                                           (E)

 6  Austintown       10/30/84 3,081,000  1,600,000   3,763,492 10/30/1999  3,635,000   6,716,000  200 Units  Austintown,   236 HUD
    Associates                                                                                    189,200SF  OH            100%
                                                                                                  20 Acres                 Section 8
                                                                                                                           (E)
94% interests are owned
in the following Local
Limited Partnerships(B):

 7  Pine Forest      10/29/84   736,000    350,000     837,328 10/30/1999  1,190,000   1,926,000  64 Units   Cairo, GA     515 RHS
    Apartments,                                                                                   53,344 SF                521 RHS
    Ltd.                                                                                          6 Acres                  29 Units

 8  Brierwood,       10/29/84   563,000    270,000     652,814 10/30/1999    838,000   1,401,000  56 Units   Bainbridge,   515 RHS
    Ltd.                                                                                          42,840 SF  GA            521 RHS
                                                                                                  6 Acres                  33 Units

 9  Meadowwood,      10/29/84 1,001,000    610,000   1,481,111 10/30/1999  1,004,000   2,005,000  80 Units   Tifton,GA     515 RHS
    Ltd.                                                                                          67,416 SF
                                                                                                  6.8 Acres

10  Brierwood II,    01/25/85   101,000                                      351,000     452,000  18 Units   Bainbridge,   515 RHS
    Ltd.                                                                                          12,402 SF  GA
                                                                                                  1.4 Acres


                            ----------- ---------- -----------           ----------- -----------
   Total Acquisitions       $10,218,000 $5,655,000 $10,851,369           $11,077,000 $21,295,000  672 units
                            =========== ========== ===========           =========== ===========


                                                            (continued)



                                                    Item 2. Properties, continued

(A)  Purchase  Money Notes bear interest at 9% per annum (Set Note 7 to Financial  Statements).  Each note requires no principal payments  prior to  maturity.  Each note  requires  payment  of  interest  prior to  maturity  solely to the extent of cash distributions from the Local Limited  Partnership to which the note relates.  To the extent interest is not paid currently, it accrues and is payable at maturity. Accordingly, each note requires a substantial balloon payment at maturity.

     The total of principal and accrued and unpaid interest  outstanding at December 31, 2000 on the Purchase Money Notes, prior to adustment to the liquidation basis of accounting was as follows:

                Principal               Interest                  Total
                $5,655,000             $5,196,369                 $10,851,369
                ==========             ==========                 ===========


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

    (D)  Government Assistance:

         221 (d)Mortgage is insured by HUD
         Section 8: Rental Assistance from HUD for low income or elderly housing
         515 RHS: Mortgage financing and interest subsidies from RHS pursuant to Section 515 of the Housing Act of 1949
         521 RHS: Rental assistance from RHS pursuant to Section 521 of the Housing Act of 1949
         236 HUD: Mortgage insurance and interest subsidies from HUD

    (E) Section 8 rental assistance contracts expire as follows:
        Glendale Manor Apartments                           05/2001
        Surry Manor, Ltd.                                   04/2001
        Oxford Homes for the Elderly, Ltd.                  06/2001
        Williamston Homes for the Elderly, Ltd.             03/2005
        Fuquay-Varina Homes for the Elderly, Ltd.           05/2001
        Austintown Associates                               06/2001, 10/2001



Item 3.  Legal Proceedings

On September 15, 2000, James P. Manchi and Robert P. Baker commenced an action against the Partnership in the Court of Common Pleas, Mahoning County, Ohio. Messrs. Manchi and Baker are holders of Purchase Money Notes issued by the Partnership in connection with the acquisition of its partnership interest in Austintown Associates. The remaining holders of Purchase Money Notes relating to Austintown Associates were joined as involuntary plaintiffs in the action by Messrs. Manchi and Baker. The complaint was subsequently amended on October 4, 2000. The plaintiffs sought a declaration of the rights of the parties under the Purchase Money Notes and related pledge agreements, a judgment in favor of the holders for the monies due under the Purchase Money Notes (to be satisfied through sale of the partnership interest in Austintown Associates), a declaration of an event of default under the related pledge agreements and the appointment of a receiver to supervise the sale of the partnership interest. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown Associates to satisfy the judgment. The sale proceeds, after the costs of sale, will be paid to the Purchase Money Note holders.

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

         (b)  Holders.

         As of March 5, 2001, there were 943 holders of record of the 21,546 Units outstanding.

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

         The Partnership historically has not had Distributable Cash from Operations. Distributions of $3,123, $5,641 and $4,961 during 2000, 1999 and 1998, respectively represent amounts paid on behalf of the Partnership by Local Limited Partnerships pursuant to state non-resident withholding tax requirements. During 1999, distributions of $449,999 were made from proceeds of the sale of Local Limited Partnership interests. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, future distributions are dependent on the Partnership's realization of its assets and settlement of its liabilities during the liquidation process.

Item 6.  Selected Financial Data

        The Partnership has adopted the liquidation basis of accounting, effective December 31, 2000. Prior to that date, the Partnership recorded results of operations using the going concern basis of accounting. The following table sets forth selected financial information relating to the Partnership's financial position and operating results. For comparative purposes, the financial information for 2000 presented in the following table reflects the Partnership's operating results and financial position immediately prior to the adoption of liquidation accounting. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report. Amounts are expressed in thousands with the exception of per Unit calculations.

                                                                For the Years Ended December 31,
                                     ------------------------------------------------------------------------
                                         2000           1999           1998            1997            1996
                                         ----           ----           ----            ----            ----
Interest income                      $     23       $    107        $     36        $     46        $     61
Income (loss) before extraordinary
items                                   1,621         (1,602)         (2,556)         (2,218)         (1,962)
Net income (loss)                       1,621          1,322          (2,556)         (2,218)         (1,962)
Income (loss) per Unit before
  extraordinary items                   74.43         (73.56)        (117.31)        (101.75)         (90.02)
Net income (loss) per Unit              74.43          60.67         (117.31)        (101.75)         (90.02)
Total assets at December 31             1,338(c)       2,042           2,254           2,229           2,587
Long-term debt (including current
  portion, net of discount) at
  December 31                          10,851(c)      13,085          14,137          11,544           9,684
Distributable Cash from operations
  per Unit (a)                             --             --              --              --              --
Units used in computing per unit
  calculations above (b)               21,564         21,566          21,568          21,576          21,576

(a)  Distributable cash is calculated pursuant to the terms of the Partnership  Agreement.  See Note
     11 to the Financial Statements.
(b)  During 1998,  the  Partnership  recorded as cancelled and no longer  outstanding 10 units which were  formally  abandoned  by the  holders.  In  December,  2000 an  additional  20 units  were abandoned.
(c)  Total  assets and  long-term  debt at December  31, 2000  reflect the  Partnership's  financial position  immediately  prior to the  adoption of the  liquidation  basis of  accounting.  After adoption  of the  liquidation  basis  of  accounting,  these  were  recorded  as $820  and $52, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Because of the progress which has been made during 2000 in connection with the Partnership's efforts to liquidate its portfolio of investments in Local Limited Partnerships, effective December 31, 2000, the Partnership has adopted the liquidation basis of accounting. Prior to that date, the Partnership recorded results of operations using the going concern basis of accounting.

         Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the liquidation of the Partnership's assets. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded. In connection with the liquidation, the Partnership has recorded an accrual for additional expenses to reflect the Partnership's best estimate of the costs associated with the liquidation.

Liquidity and Capital Resources

The Partnership

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

         In May 1999, the Partnership sold its interest in Fiddlers Creek Apartments and the purchaser assumed the Partnership's obligations under the related Purchase Money Notes. In July 1999, the Partnership sold its interest in Linden Park Associates. Linden Park Associates refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes. In February 2000, the Partnership sold its interest in Osuna Apartments Company and the holders of the Purchase Money Notes released the Partnership from all liabilities in connection with the Notes.

         At December 31, 2000 eight series of the Purchase Money Notes, relating to Fuquay-Varina Homes for the Elderly, Ltd., Oxford Homes for the Elderly, Ltd., Williamston Homes for the Elderly, Ltd., Austintown Associates, Meadowwood Ltd., Brierwood Ltd, Pine Forest Apartments, Ltd. and Glendale Manor Apartments, had matured and were in default. The remaining series of Purchase Money Notes, relating to Surry Manor, Ltd., mature on July 9, 2001. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

         The terms of each Purchase Money Note permit interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. Generally, the amount of such cash distributions have not been sufficient in any year to pay the full amount of interest accrued for that year on the Purchase Money Notes. The Purchase Money Notes do not require payment of any portion of the principal amount of the note prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder). Accordingly, each Purchase Money Note requires a substantial balloon payment at maturity. The aggregate outstanding principal amount of, and accrued and unpaid interest on, the Purchase Money Note obligations of the Partnership outstanding at December 31, 2000 was $10,851,369. All unamortized discount on these notes has been written off as of December 31, 2000. In connection with the adoption of the liquidation basis of accounting, the value shown for the Purchase Money Notes was adjusted to the anticipated settlement amount and no further interest accruals will be recorded.

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

         On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna Apartments Company ("Osuna") to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, the Partnership recognized a gain of $2,432,299 on the sale of the investment.

         Management has entered into negotiations to sell the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $148,485 plus the assumption of the related Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been received. These transactions closed on March 30, 2001. These transactions closed at the amounts reflected in the financial statements.

         Management has entered into negotiations and agreements to sell the Partnership's 94% interests in Brierwood, Brierwood II, Pine Forest and Meadowwood Apartments. The Partnership would receive only a nominal cash payment in connection with each sale. The sale of the Partnership's interests in Brierwood, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Such consents have been requested. The Partnership received unanimous consent from the Purchase Money Note holders relating to Pine Forest Apartments and did not receive unanimous consent from the Purchase Money Note holders relating to Brierwood and Meadowwood Apartments. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the partnership's project. Liberty LGP has agreed to pursue the sale of the properties owned by Brierwood and Meadowwood Apartments. The proposed purchasers are affiliates of the local general partner in these partnerships. Management presently anticipates the closing of these transactions in the third quarter of 2001.

         The Partnership entered into an agreement with the local general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown Associates. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown Associates to satisfy the judgment. The sale proceeds, after the costs of sale, will be paid to the Purchase Money Note holders.

         Management commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. No agreement on the transfer of these interests has been reached. The sale of these interests requires unanimous consent of the Purchase Money Note holders. Management will continue to pursue more detailed discussions in 2001.

         As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining ten Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

         No  assurance  can be  given  that  the  Partnership  will  be  able to successfully conclude any of the above transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

         The net amount, if any, ultimately available for distribution from the liquidation of the Partnership depends on many unpredictable factors, such as the amounts realized on the sale of the remaining investments in Local Limited Partnerships, carrying costs of the assets prior to sale, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

         In light of the Partnership's adoption of the liquidation basis of accounting, the Partnership's net asset values as of December 31, 2000 reflect the net realizable values for the Investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments. In addition, an estimated liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainties related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

         At December 31, 2000, the Partnership had cash and cash equivalents of $523,389. Of this amount $147,103 represents funds segregated for use to pay the fees and expenses due the Linden GP pursuant to a consulting agreement and cash reserves of $376,286. The increase in cash reserves compared with $148,946 at December 31, 1999 was funded from the North Carolina state tax refund received in November, 2000 totaling $211,271 plus interest of $4,659 and the proceeds of the sale of the Partnership's interest in Osuna Apartments Company totaling $100,000. Such reserves have partially funded the Partnership administrative expenses, including expense reimbursement to the Managing General Partner. The Partnership incurs certain administrative costs, including the management fee, which are earned by or reimbursed to the Managing General Partner. As discussed more fully in Note 6 to the financial statements, such administrative costs were $98,025, $99,681and $98,136 in 2000, 1999 and 1998, respectively. In 1999 the Partnership did pay $83,000 of deferred management fees and reimbursable expenses out of the proceeds from the sales of its interests in Fiddlers Creek and LPLP. Management intends to pay these deferred fees and costs from cash reserves over the liquidation period.

         During 2000, 1999 and 1998 distributable cash flow from the Local Limited Partnerships (LLP's) in connection with which the Partnership delivered Purchase Money Notes was distributed to the Partnership, as follows: 2000: Six LLP's - $126,531; 1999: Seven LLP's - $245,730; and 1998: Seven LLP's -
$186,617. By April 30, 2000, 1999, and 1998, the Partnership used such cash distributions to pay a portion of the accrued and unpaid interest on the related Purchase Money Notes.

The Local Limited Partnerships.

         The liquidity of the Local Limited Partnerships in which the Partnership has invested is dependent on the ability of the respective Local Limited Partnerships, which own and operate government assisted multi-family rental housing complexes, to generate cash flow sufficient to fund operations and debt service and to maintain working capital reserves. Each of the Local Limited Partnerships is regulated by government agencies which require monthly funding of certain operating and capital improvements reserves and which regulate the amount of cash to be distributed to owners. Each Local Limited Partnership's source of funds is rental income received from tenants and government subsidies. Certain of the Local Limited Partnerships receive rental income pursuant to Section 8 rental assistance contracts which expire at various times from April 2001 through March 2005. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

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

         The Local Limited Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally reflecting the impact of higher operating and replacement costs. Inflation also affects the Local Limited Partnerships adversely by increasing operating costs such as utilities and salaries.

         As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining ten local limited partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

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

Partnership Operations

         The Partnership is engaged solely in the business of owning interests in the Local Limited Partnerships rather than the direct ownership of real estate. The Partnership's interest income reflects interest earned on reserves, interest earned on the notes receivable from LPLP (in 1998 net of discount amortization) and the reversal of the unamortized discount in 1999. Total interest income decreased to $22,805 in 2000 from $107,488 in 1999 primarily due to the reversal of the unamortized discount of $74,524 in 1999. Total interest income increased to $107,488 in 1999 from $36,347 in 1998 again primarily due to the reversal of the unamortized discount of $74,524 in 1999.

         The Partnership's interest expense decreased to $688,199 in 2000 from $1,695,878 in 1999. The decrease is attributable to the write off of unamortized discount (included in interest expense) on the Purchase Money Notes, $999,196 in 1999 versus $169,499 in 2000, and the sales of the Fiddlers Creek and Osuna investments on May 28, 1999 and February 1, 2000, respectively. Interest expense decreased $172,875 as a result of the cessation of the Partnership's liability for the related Purchase Money Notes. The Partnership's interest expense decreased to $1,695,878 in 1999 from $2,672,560 in 1998. The decrease was attributable to the sale of the Fiddlers Creek investment. Refer to Note 7 to the Financial Statements.

         General and administrative expenses of the Partnership were $154,282 in 2000, $153,550 in 1999, and $143,677 in 1998.

         Occupancy   levels  at  the  projects   owned  by  the  Local   Limited
Partnerships ranged from 79% to 100% in 2000, 72% to 100% in 1999, and 89% to 100% in 1998.

         The Partnership's equity in income from the Local Limited Partnerships was $8,594 in 2000, $139,548 in 1999, and $224,229 in 1998. The $130,954
decrease in income recognized in 2000 compared to 1999 is primarily due to the recognition of five months of income from Fiddlers Creek Apartments in 1999 totaling $60,011 and the recognition of one month of Osuna Apartments operations versus 12 months of income in 1999, the difference totaling $26,301. In addition, Austintown Associates incurred significant maintenance and repairs in 2000, with the resulting net loss increasing by $32,866. Distributions from Glendale Manor recorded as investment income also decreased by $16,969 in 2000 from 1999. The Partnership did not recognize losses from six Local Limited Partnerships in 2000 totaling $140,423, as it would have reduced its investment balance below zero, and recognized investment income of $2,033 based on cash distributions received from Glendale Manor.

         The $84,681 decrease in income recognized in 1999 compared to 1998 is primarily due to the recognition of only five months of income from Fiddlers Creek Apartments. In 1999, the Partnership's share of income from Fiddlers Creek Apartments was $60,011 versus $132,181 in 1998. The Partnership did not recognize losses from seven Local Limited Partnerships in 1999 totaling $200,870, as it would have reduced its investment balance below zero, and recognized investment income of $19,002 based on cash distributions received from Glendale Manor.

         The Partnership did not record losses in 1998 totaling approximately $163,658 from six Local Limited Partnerships and recognized investment income of $51,065 based on cash distributions received from Glendale Manor and Surry Manor.

         The   Partnership   is  not  obligated  to  make   additional   capital
contributions to fund the deficit in its capital accounts in any of the Local Limited Partnerships.

         Because of the above discussed factors, the income (loss) before extraordinary items increased to $1,621,217 in 2000 from $(1,602,392) in 1999 and decreased in 1999 from $(2,555,661) in 1998.

         The Partnership realized a net gain of $2,432,299 on its sale of investment in Osuna Apartments, $2,579,632 on its sale of investment in Fiddlers Creek Apartments on May 28, 1999 and a net gain of $344,491 on the sale of investment in Linden Park Associates on July 15, 1999. These gains were calculated as follows:

                                                    Osuna           Fiddlers Creek        Linden Park
                                                  Apartments          Apartments           Associates
                                                  ----------          ----------           ----------
Cash received                                    $   100,000         $   483,451         $   395,960
Purchase  Money Notes assumed by buyer
   or released at sale                             2,938,554           2,624,966                  --
Investment in local limited partnership
   interest sold                                    (569,998)           (465,520)                 --
Consulting fees                                      (23,426)            (35,982)            (41,434)
Professional fees and reimbursed expenses            (12,831)            (27,283)            (10,035)
                                                 -----------------------------------------------------
       Net gain on sale                          $ 2,432,299         $ 2,579,632         $   344,491


      The operations of the Partnership and of each of the Local Limited Partnerships are subject to numerous risks, including material tax risks. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from April 2001 through March 2005. The United States Department of Housing and Urban Development ("HUD") has issued notices, which relate to project based Section 8 contracts. HUD's current program provides in general for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured.

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

Item 8.  Financial Statements and Supplementary Data

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX


                                                                          Page

Financial Statements:

        Statement of Net Assets in Liquidation, December 31, 2000          21

        Balance Sheet, December 31, 1999                                   22

        Statements of Operations for the Years
          Ended December 31, 2000, 1999 and 1998                           23

        Statement of Adjustments to Net Assets in Liquidation              24

        Statements of Changes in Partners' Deficit
          for the Years Ended December 31, 2000, 1999 and 1998             25

        Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999 and 1998                              26-27

        Notes to Financial Statements                                   28-48

Independent Auditors' Reports                                           49-61

Separate Financial Statements, including
  Reports of Independent Auditors', for
  Significant Investees:

        Austintown Associates                                           62-88

Financial Statement Schedules:

        Schedule III - Real Estate and Accumulated Depreciation            89




All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                December 31, 2000


Assets (Liquidation Basis):

    Cash and cash equivalents                                           $376,286
    Restricted cash                                                      147,103
    Investments in Local Limited Partnerships                            296,910
                                                                        --------
       Total Assets                                                      820,299
                                                                        --------

Liabilities (Liquidation Basis):

    Purchase Money Notes and accrued interest liabilities                 51,983
    Accounts payable to affiliates                                       386,271
    Accounts payable                                                       3,596
    Accrued expenses                                                     375,250
    Interest payable                                                         841
                                                                        --------
       Total liabilities                                                 817,941
                                                                        --------

Net Assets in Liquidation                                               $  2,358
                                                                        ========






   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                  BALANCE SHEET
                                December 31, 1999

Assets

Current assets:
  Cash and cash equivalents                                        $    526,940
  Deferred legal fees                                                    40,109
                                                                   ------------
     Total current assets                                               567,049

Investments in Local Limited Partnerships                             1,475,083
                                                                   ------------

Total Assets                                                       $  2,042,132
                                                                   ============

Liabilities and Partners' Deficit

Current liabilities:
  Purchase Money Notes, current maturities                         $ 12,436,808
  Accounts payable to affiliates                                        188,272
  Accounts payable                                                        1,565
  Accrued expenses                                                       98,597
  Accrued interest payable                                              141,318
                                                                   ------------
     Total current liabilities                                       12,866,560

Purchase Money Notes, net of current maturities                         648,199
                                                                   ------------

     Total liabilities                                               13,514,759
                                                                   ------------

Contingencies                                                                --

Partners' deficit:
  General partners:
     Capital contributions                                                4,202
     Capital distributions                                                 (128)
     Accumulated losses                                                (210,889)
                                                                   ------------
                                                                       (206,815)
                                                                   ------------
  Limited partners (21,566 Units as of December 31,1999):
     Capital contributions (net of
         offering costs of $1,134,440)                                9,649,520
     Capital distributions                                             (462,706)
     Accumulated losses                                             (20,452,626)
                                                                   ------------
                                                                    (11,265,812)
                                                                   ------------

Total partners' deficit                                             (11,472,627)
                                                                   ------------

Total liabilities and partners' deficit                            $  2,042,132
                                                                   ============

   The accompanying notes are an integral part of these financial statements.


                                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                      (A Massachusetts Limited Partnership)

                                            STATEMENTS OF OPERATIONS

                                                                       For the Years Ended December 31,
                                                           ----------------------------------------------------
                                                                2000                1999               1998
                                                                ----                ----               -----
Interest income                                            $    22,805         $   107,488         $    36,347
Expenses:
   Interest expense                                            688,199           1,695,878           2,672,560

   General and administrative expenses:
        Affiliates                                              98,025              99,681              98,136
        Other                                                   56,257              53,869              45,541
                                                           -----------         -----------         -----------
   Total expenses                                              842,481           1,849,428           2,816,237
                                                           -----------         -----------         -----------

Loss before other income and equity in income (loss) of
  local limited Partnership investments                       (819,676)         (1,741,940)         (2,779,890)

Other income:
     Gain on sale of investment in Osuna Apartments          2,432,299                --                  --
                                                           -----------         -----------         -----------

Income (Loss) before equity in income of local limited
  Partnership investments                                    1,612,623          (1,741,940)         (2,779,890)

Equity in income of local
   Limited partnership investments                               8,594             139,548             224,229
                                                           -----------         -----------         -----------

Income (Loss) before extraordinary items                     1,621,217          (1,602,392)         (2,555,661)

Extraordinary items:
    Gain on sale of investment in Fiddlers Creek Apts             --             2,579,632                --
    Gain on sale of investment in Linden Park Associates          --               344,491                --
                                                           -----------         -----------         -----------
                                                                  --             2,924,123                --
                                                           -----------         -----------         -----------

Net income (loss)                                          $ 1,621,217         $ 1,321,731         $(2,555,661)
                                                           ===========         ===========         ===========

Limited partners' interest in income (loss) before
    extraordinary items                                    $ 1,605,005         $(1,586,368)        $(2,530,105)
                                                           ===========         ===========         ===========

Limited partners' interest in net income (loss)            $ 1,605,005         $ 1,308,514         $(2,530,105)
                                                           ===========         ===========         ===========

Units used in computing basic net income (loss) per
     limited partnership Unit                                   21,564              21,566              21,568
                                                           ===========         ===========         ===========

Basic income (loss) per limited partner unit before
    extraordinary items                                    $     74.43         $    (73.56)        $   (117.31)
                                                           ===========         ===========         ===========

Basic net income (loss) per
  limited partnership Unit                                 $     74.43         $     60.67         $   (117.31)
                                                           ===========         ===========         ===========

                  The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

              STATEMENT OF ADJUSTMENTS TO NET ASSETS IN LIQUIDATION
                             As of December 31, 2000


Net (Deficiency in) Assets at December 31, 2000 prior to the
   adoption of the liquidation basis of accounting                 $ (9,854,533)

Adjustment of carrying values of investments in Local Limited
   Partnerships and other assets to estimated net realizable
   values at December 31, 2000, upon adoption of the
   liquidation basis of accounting
                                                                       (518,143)

Adjustment of carrying values of accounts payable and accrued expenses, excluding accrued interest, to estimated
  settlement amounts at December 31, 2000, upon adoption of
  the liquidation basis of accounting
                                                                       (424,352)

Adjustment of carrying values of Purchase Money Notes and
   accrued interest liabilities and payables to estimated
   settlement amounts at December 31, 2000, upon adoption of
   the liquidation basis of accounting
                                                                     10,799,386
                                                                   ------------

Net assets in liquidation at December 31, 2000                     $      2,358
                                                                   ============




   The accompanying notes are an integral part of these financial statements.


                                    LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                       (A Massachusetts Limited Partnership)

                                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                For the years ended December 31, 2000, 1999 and 1998


                                                             General              Limited
                                                             Partner             Partners               Total
                                                             -------             --------               -----

Partners' deficit
  at December 31, 1997                                  $   (194,370)         $ (9,583,726)        $ (9,778,096)

Net loss                                                     (25,556)           (2,530,105)          (2,555,661)

Capital Distributions                                            (50)               (4,911)              (4,961)
                                                        ------------          ------------         ------------

Partners'deficit
  at December 31, 1998                                  $   (219,976)         $(12,118,742)        $(12,338,718)

Net income                                                    13,217             1,308,514            1,321,731

Capital Distributions                                            (56)             (455,584)            (455,640)
                                                        ------------          ------------         ------------

Partners' deficit
  at December 31, 1999                                  $   (206,815)         $(11,265,812)        $(11,472,627)

Net income                                                    16,212             1,605,005            1,621,217

Capital Distributions                                            (31)               (3,092)              (3,123)
                                                        ------------          ------------         ------------

Partners' deficit at December 31, 2000, prior to
  adoption of the liquidation basis of accounting       $   (190,634)         $ (9,663,899)        $ (9,854,533)
                                                        ============          ============         ============

Limited Partner distributions per unit:
  2000                                                                             $  .14
                                                                                   ======

  1999                                                                             $21.13
                                                                                   ======

  1998                                                                             $  .23
                                                                                   ======

                     The accompanying notes are an integral part of these financial statements.

                                 LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                     (A Massachusetts Limited Partnership)

                                           STATEMENTS OF CASH FLOWS


                                                                       For the Years Ended December 31
                                                                       -------------------------------
                                                                    2000            1999             1998
                                                                    ----            ----             ----
Cash flows from operating activities:
  Cash distributions from Local Limited Partnerships            $   129,654    $   251,371       $   191,578
  Interest payments on Purchase Money Notes                        (123,760)      (245,730)         (186,617)
  Uncashed interest payments on Purchase Money
    Notes from prior years                                             --             --
                                                                                                         841
  Cash paid for general and administration expenses:
     Affiliates                                                         (27)       (83,000)             (137)
     Other                                                          (44,225)       (38,926)          (43,793)
  Interest received                                                  22,805         25,733            20,529
                                                                -----------    -----------       -----------
     Net cash used in operating activities                          (15,553)       (89,711)          (18,440)
                                                                -----------    -----------       -----------

Cash flows from financing activities:
  Capital distributions                                              (3,123)      (455,640)           (4,961)
  Principal and accrued interest received upon
    repayment of Linden Park Associates notes
    receivable                                                         --          241,058              --
                                                                -----------    -----------       -----------
     Net cash used in financing activities                           (3,123)      (214,582)           (4,961)
                                                                -----------    -----------       -----------

Cash flows from investing items:
  Cash proceeds from sale of investment in:
    Osuna Apartments                                                100,000           --                --
    Fiddlers Creek Apartments                                          --          483,451              --
    Linden Park Associates                                             --          395,960              --
  Consulting fees                                                   (23,426)       (77,416)             --
  Deferred closing costs and reimbursable expenses                  (61,449)       (13,046)             --
  Increase in restricted cash                                      (147,103)          --                --
                                                                -----------    -----------       -----------
     Net cash provided by (used in) investing items                (131,978)       788,949              --
                                                                -----------    -----------       -----------

Net increase (decrease) in cash and cash equivalents               (150,654)       484,656           (23,401)

Cash and cash equivalents at:

  Beginning of period                                               526,940         42,284            65,685
                                                                -----------    -----------       -----------

  End of period                                                 $   376,286    $   526,940       $    42,284
                                                                ===========    ===========       ===========

                                                  (continued)


                                 LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                     (A Massachusetts Limited Partnership)

                                     STATEMENTS OF CASH FLOWS (continued)


Reconciliation of net income (loss) to net cash used in operating activities:

                                                                       For the Years Ended December 31
                                                                       -------------------------------
                                                                    2000            1999             1998
                                                                    ----            ----             ----


Net income (loss)                                               $ 1,621,217    $ 1,321,731       $(2,555,661)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

    Share of income of Local Limited
      Partnership investments                                        (8,594)      (139,548)         (224,229)

    Cash distributions from Local Limited
      Partnerships                                                  129,654        251,371           191,578

    Interest expense added to purchase money
      Notes, net of discount amortization                           649,223      1,573,230         2,592,548

    Interest income added to
      notes receivable, net of discount
      amortization, and interest received                              --          (81,755)          (15,818)

    Gain on sale of investment in Local Limited
      Partnerships                                               (2,432,299)    (2,924,123)             --

    (Decrease) increase in:
      Accrued interest payable                                      (84,783)      (122,241)         (106,607)
      Accounts payable to affiliates                                 97,998         15,002            98,000
      Accounts payable                                                2,031         (1,093)            1,249
      Accrued expenses                                               10,000         17,715               500
                                                                -----------    -----------       -----------
Net cash used in operating activities                           $   (15,553)   $   (89,711)      $   (18,440)
                                                                ===========    ===========       ===========


                   The accompanying notes are an integral part of these financialstatements.

                                                      27

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Liquidation of the Partnership

Organization

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

         The Partnership Agreement authorized the sale of up to 30,010 units of Limited Partnership Interest ("Units") of which 21,616 were subscribed for and sold as of the completion of the offering on July 12, 1985. During fiscal 1995, 1998 and 2000, the Partnership recorded as cancelled and no longer outstanding 40, 10 and 20 Units, respectively, which were formally abandoned by the holders of such Units.

         Pursuant to terms of the Partnership Agreement, Profits or Losses for Tax Purposes (other than from sales or refinancings) and Distributable Cash From Operations, both as defined in the Partnership Agreement, are allocated 99% to the Limited Partners and 1% to the General Partners. Different allocations of profits or losses and cash distributions resulting from other events are specified in the Partnership Agreement. Profits from a sale or refinancing transaction of the Partnership or Local Limited Partnerships is allocated first, to the extent of and in proportion to the balance of negative capital accounts, second, pro rata to the Limited Partners to increase to the amount of Invested Capital and third, 85% to the Limited Partners and 15% to the General Partner. Losses from a sale or refinancing transaction are allocated pro rata to the extent of any positive capital accounts and then 99% to the Limited Partners and 1% to the General Partner.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships

         On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna Apartments Company ("Osuna") to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, the Partnership recognized a gain of $2,432,299 on the sale of the investment.

         On May 28, 1999, the Partnership sold its interest in Fiddlers Creek Apartments in exchange for $483,451 in cash and assumption of the Purchase Money Note obligations. After transaction expenses, the Partnership recognized a gain of $2,579,632 on the sale of the investment. On April 13, 2000, estimated state withholding taxes totaling $211,271 were paid from the proceeds of the sale of the Partnership's investment in Fiddlers Creek Apartments. The Partnership subsequently reevaluated this obligation and applied for a refund of the $211, 271 previously remitted. On November 7, 2000 the refund was received with interest of $4,659.

         On July 15, 1999, the Partnership sold its interest in Linden Park Associates Limited Partnership in exchange for $395,960 in cash. After transaction expenses, the Partnership recognized a gain of $344,491 on the sale of the investment. Linden Park Associates refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058. In accordance with the Partnership's agreement with the General Partner of Linden Park Associates (the "Linden GP"), these funds have been segregated for use to pay the fees and expenses due the Linden GP in connection with the consulting arrangement described below. Interest earned on these segregated funds will be available to pay these fees and expenses.

         The Partnership distributed $449,999 to the Partnership's Unit holders in August, 1999 from the proceeds of the sales of the Local Limited Partnership interests in Fiddlers Creek Apartments and Linden Park Associates.

         The Linden GP was engaged in September, 1998 to assist the general partner review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from the segregated funds discussed above. The remaining balance of the segregated funds was $147,103 as of December 31, 2000. In 2000, the consulting fees paid to the Linden GP in respect of the successful sale of the Partnership's investment in Osuna Apartments was $23,426 and reimbursed expenses totaled $407. In 1999, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investments in Fiddlers Creek Apartments and Linden Park Associates totaled $77,416 and reimbursed the Linden GP for expenses incurred totaled $10,216.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


1. Organization and Plan of Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

         Management has entered into negotiations to sell the Partnership's 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for approximately $148,485 plus the assumption of the related Purchase Money Note obligations. The sale of these interests requires consent from all the related Purchase Money Note holders. Such consents have been received. These transactions closed on March 30, 2001. These transactions closed at the amounts reflected in the financial statements.

         Management has entered into negotiations and agreements to sell the Partnership's 94% interests in Brierwood, Brierwood II, Pine Forest and Meadowwood Apartments. The Partnership would receive only a nominal cash payment in connection with each sale. The sale of the Partnership's interests in Brierwood, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Such consents have been requested. The Partnership received unanimous consent from the Purchase Money Note holders relating to Pine Forest Apartments and did not receive unanimous consent from the Purchase Money Note holders relating to Brierwood and Meadowwood Apartments. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the partnership's project. Liberty LGP has agreed to pursue the sale of the properties owned by Brierwood and Meadowwood Apartments. The proposed purchasers are affiliates of the local general partner in these partnerships. Management presently anticipates the closing of these transactions in the third quarter of 2001.

         The Partnership entered into an agreement with the local general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown Associates. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown Associates to satisfy the judgment. The sale proceeds, after the costs of sale, will be paid to the Purchase Money Note holders.

         Management commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to purchase the Partnership's interests in those partnerships. No agreement on the transfer of these interests has been reached. The sale of these interests requires unanimous consent of the Purchase Money Note holders. Management will continue to pursue more detailed discussions in 2001.

         The  carrying   values  of  the   investments   in  the  Local  Limited
Partnerships and the Purchase Money Notes and related accrued interest were adjusted to their estimated fair values and settlement amounts, respectively, upon adopting the liquidation basis of accounting (See Note 2).

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


1. Organization and Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

         As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining ten Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

         No  assurance  can be  given  that  the  Partnership  will  be  able to successfully conclude any of the above transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

         The net amount, if any, ultimately available for distribution from the liquidation of the Partnership depends on many unpredictable factors, such as the amounts realized on the sale of the remaining investments in Local Limited Partnerships, carrying costs of the assets prior to sale, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

2. Significant Accounting Policies

Basis of Accounting

      Because of the progress which has been made during 2000 in connection with the Partnership's efforts to liquidate its portfolio of investments in Local Limited Partnerships, effective December 31, 2000, the Partnership has adopted the liquidation basis of accounting. Prior to that date, the Partnership recorded results of operations using the going concern basis of accounting.

         The accompanying statement of net assets in liquidation as of December 31, 2000, reflects the transactions of the Partnership utilizing liquidation accounting concepts as required by accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated payable amounts. The valuation of assets and liabilities necessarily requires estimates and assumptions, and there are uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded.

         The accompanying statement of operations for the year ended December 31, 2000 reflects the operations of the Partnership prior to the adoption of liquidation basis of accounting and prior to the adjustments required to adopt the liquidation basis of accounting as of December 31, 2000.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


2. Significant Accounting Policies, continued

Investment in Local Limited Partnerships

         Investments in Local Limited Partnerships at December 31, 2000 consist of investments in ten Local Limited Partnerships which are stated at estimated liquidation value. Prior to the adoption of liquidation accounting, the investments in Local Limited Partnerships were accounted for by the equity method whereby costs to acquire the investments, including cash paid, notes issued and other costs of acquisition, were capitalized as part of the investment account. The Partnership's equity in the earnings or losses of each of the Local Limited Partnerships was reflected as an addition to or reduction of the respective investment account. The Partnership did not recognize losses, which reduced its investment account below zero. Cash distributions received which reduce the investment below zero are recognized as investment income.

Cash Equivalents

         For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Cash equivalents at December 31, 2000 consist of $363,484 certificates of deposit which earned interest at rates of 4.9 and 4.83 percent and are rolled forward on a seven day basis. The remaining funds held are in money market funds with no stated maturity, valued at cost, which approximates market value. At December 31, 1999, cash equivalents consisted of a $298,957 certificate of deposit which earned interest at a rate of 4.9 percent and was rolled forward on a seven day basis. The remaining funds were held in money market fund investments with no stated maturity, valued at cost, which approximates market value.

Interest

         Discounts on purchase money notes were amortized over the terms of the related notes using the effective interest method. At December 31, 2000 the Partnership has fully amortized the discount for all the purchase money notes. Interest accrued on the Purchase Money Notes was adjusted to its estimated settlement amount in conjunction with adopting the liquidation basis of accounting.

         Discounts on notes receivable were being amortized over the term of the notes using the effective interest method. In 1999, the unamortized discount on the notes receivable was reversed and was included in the Partnership's interest income.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


2. Significant Accounting Policies, continued

Income Taxes

         No provision or benefit for income taxes has been included in these financial statements since the Partnership is not liable for federal or state income taxes because Partnership income or loss is allocated to the partners for income tax purposes. In the event the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such examination results in a change in the Partnership taxable income or loss, such change will be reported to the partners. The Partnership is obligated under certain circumstances to withhold and remit funds to certain states on behalf of non-resident partners. This has no effect on the Partnership's profit or loss.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Per Unit Amounts

         Net income (loss) per Limited Partnership Unit is based on the weighted average number of Units outstanding in the applicable year. As of December 31, 2000, 1999, and 1998, there were 21,546, 21,566, and 21,566 units outstanding.
During December 2000, 20 units were abandoned and during 1998, 10 units were abandoned. Refer to Note 1 for information regarding profit and loss sharing ratios.

         3. Contingencies

      On September 29, 1999 the Purchase Money Notes relating to Fuquay-Varina, Oxford Homes and Williamston Homes matured. The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999 and the Purchase Money Notes relating to Osuna Apartments matured on November 27, 1999. The Purchase Money Notes relating to Osuna were assumed by the buyer in connection with the sale of the Partnership's investment in February 2000. The Purchase Money Notes relating to Glendale Manor matured on August 29, 2000. These remaining eight series Purchase Money Notes are now in default. The Purchase Money Notes for Surry Manor mature on July 9, 2001.

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

         As discussed in Note 1 above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining ten Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

         No  assurance  can be  given  that  the  Partnership  will  be  able to successfully conclude any of the above transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

         As a result of its investments in the Local Limited Partnerships, the Partnership is affected by certain risks and uncertainties associated with the operations of the Properties owned by the Local Limited Partnerships.

         The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from April 2001 through March 2005. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRA. On September 11, 1998, HUD issued an interim rule to provide clarification for implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based
Section 8 contracts expiring in fiscal year 2000.

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

4. Investments in Local Limited Partnerships

         The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which own and operate government assisted multi-family housing complexes. As discussed in Note 1 above, the Partnership has sold three of its investments as of December 31, 2000. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

         As discussed above, the Partnership is currently in the process of liquidating the Partnership and disposing of its remaining investments in the Local Limited Partnerships estimated to occur through the fourth quarter of 2001 or first quarter of 2002. No assurance can be given that management will be able to complete its liquidation of Partnership's investments within this time period.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


4. Investments in Local Limited Partnerships, continued

         The Partnership distributed $449,999 to the Partnership's Unit holders in August, 1999 from the proceeds of the sales of Local Limited Partnership interests in Fiddlers Creek Apartments and Linden Park Associates.

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

         All of the Purchase Money Notes accrued simple interest at 9% per annum through December 31, 2000. Interest is payable annually but only to the extent of cash distributed from the respective Local Limited Partnerships. Both principal and unpaid interest are due at maturity. Recourse on such purchase money notes is limited to the Partnership's respective Local Limited Partnership interests which are pledged as security on the notes. In connection with adopting the liquidation basis of accounting the Partnership will not accrue interest on the Purchase Money Notes subsequent to December 31, 2000.

         Purchase Money Note obligations decreased by $2,938,554 in the first quarter of 2000 as the Partnership's obligations with respect to the Purchase Money Note were released in connection with the sale of the Partnership's interest in Osuna. Purchase Money Note obligations decreased in 1999 as the Purchase Money Note obligations were assumed by the purchaser of the Partnership's interest in Fiddlers Creek Apartments. See Note 6 for further information on Purchase Money Notes.

         The Partnership's investments in Local Limited Partnerships reported in its Balance Sheet at December 31, 1999 was $1,194,917 greater than the Partnership's equity reported in the Summarized Balance Sheet below. This is related to the share of unrecorded losses of the seven Local Limited Partnerships and cash distributions received from Glendale Manor and Surry Manor which were recorded as investment income. The investment of these seven Local Limited Partnerships has been reduced to zero with Linden Park Associates (one of the seven) being sold on July 15, 1999. Effective December 31, 2000, the Investments in Local Limited Partnerships were reduced by $ 487,115 and deferred legal costs relating to dispositions of the investments were reduced by $31,028 to reflect the investments at their aggregate estimated realizable value in accordance with the liquidation basis of accounting.

         The Partnership recorded its share of losses in Linden Park, Brierwood Ltd., Brierwood II, Ltd., Pine Forest Apartments, Ltd., Surry Manor, Glendale Manor and Meadowwood, Ltd. until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from the six remaining partnerships will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships. In 2000, $2,033 of cash distributions from Glendale Manor were recognized as investment income as it would have reduced its investment balance below zero.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


4. Investments in Local Limited Partnerships, continued

The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

         Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. These amounts totaling $3,123 in 2000, $5,641 in 1999 and $4,961 in 1998 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

         The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                                     2000           1999
                                                                     ----           ----

Total acquisition cost to the Partnership                        $ 9,356,379    $ 9,356,379

Additional capital contributed by the Partnership                     11,425         11,425

Partnership's share of losses of Local Limited Partnerships       (3,444,200)    (3,450,761)

Cash distributions received from Local Limited Partnerships       (4,199,256)    (4,069,602)

Cash distributions received from Local  Limited
      Partnerships recognized as Investment Income                    95,195         93,162

Sales of investments in Local Limited Partnerships                (1,035,518)      (465,520)
Adjustment to reduce investments in Local Limited Partnerships
      to liquidation accounting basis                               (487,115)          --
                                                                 -----------    -----------

Investments in Local Limited Partnerships                        $   296,910    $ 1,475,083
                                                                 ===========    ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

         Summarized financial information from the combined financial statements of all Local Limited Partnerships is as follows:

                            Summarized Balance Sheets
                            -------------------------

                                                      2000             1999
                                                      ----             ----
Assets:

Investment property, net
    of accumulated depreciation                    $  7,771,045    $  9,283,026
Current assets                                        1,127,683       1,798,870
Other assets                                            195,708         183,041
                                                   ------------    ------------
  Total assets                                     $  9,094,436    $ 11,264,937
                                                   ============    ============

Liabilities and Partners' Equity (Deficit):

Current liabilities                                     730,061         809,543
Long-term debt, net of discounts                      9,082,556      10,326,846
                                                   ------------    ------------
   Total liabilities                                  9,812,617      11,136,389

Partnership's equity (deficit)                         (553,347)        280,166
Other partners' equity (deficit)                       (164,834)       (151,618)
                                                   ------------    ------------
   Total liabilities and
     partners' equity (deficit)                    $  9,094,436    $ 11,264,937
                                                   ============    ============



                       Summarized Statements of Operations
                       -----------------------------------

                                                 For the Years Ended December 31,
                                                 --------------------------------
                                               2000           1999          1998
                                               ----           ----          ----
Rental and other income                    $ 3,019,184    $ 4,463,668    $ 5,482,888
Expenses:
  Operating expenses                         1,981,234      2,957,059      3,442,496
  Interest expense                             582,074        773,617      1,019,581
  Depreciation and amortization                591,400        813,890      1,011,101
                                           -----------    -----------    -----------
    Total expenses                           3,154,708      4,544,566      5,473,178
                                           -----------    -----------    -----------

Net income (loss)                          $  (135,524)   $   (80,898)   $     9,710
                                           -----------    -----------    -----------

Partnership's share of net income (loss)   $  (133,862)   $   (80,324)   $     9,506
                                           -----------    -----------    -----------
Other partners' share
  of net income (loss)                     $    (1,662)   $      (574)   $       204
                                           -----------    -----------    -----------

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

         The difference between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statements of Operations for the years ended December 31, 2000, 1999 and 1998 and the share of income
(loss) in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses and cash distributions recorded as investment income as follows:

                                                                  2000             1999             1998
                                                                  ----             ----             ----
Share of income in Local Limited Partnership Investments
  in the Partnership's Statement of Operations                 $   8,594        $ 139,548        $ 224,229

Partnership's share of income (loss) in the
  Above summarized Statement of Operations                      (133,862)         (80,324)           9,506
                                                               ---------        ---------        ---------
      Difference                                               $ 142,456        $ 219,872        $ 214,723
                                                               =========        =========        =========

Unrecorded Losses:
      Linden Park                                              $    --          $  37,641        $  19,199
      Brierwood, Ltd.                                             19,725           33,837           46,313
      Brierwood II, Ltd.                                          10,259           25,903           18,802
      Pine Forest Apartments, Ltd.                                48,854           33,806           41,658
      Surry Manor                                                 23,508           39,642             --
      Glendale Manor                                               5,554            1,995            7,778
      Meadowwood                                                  32,523           28,046           29,908
                                                               ---------        ---------        ---------
            Subtotal Unrecorded Losses                           140,423          200,870          163,658

Cash distributions recorded as investment income:
      Glendale Manor                                               2,033           19,002           37,497
      Surry Manor                                                   --               --             13,568
                                                               ---------        ---------        ---------
Total                                                          $ 142,456        $ 219,872        $ 214,723
                                                               =========        =========        =========

5. Notes and Accrued Interest Receivable

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

6. Transactions with Affiliates

         During the years ended December 31, 2000, 1999 and 1998 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                                2000         1999          1998
                                                ----         ----          ----
Reimbursement of Partnership
  Administration expenses                      $48,025      $49,681      $48,136
Partnership management fees                     50,000       50,000       50,000

        Prior to the adoption of liquidation basis of accounting, accounts payable as of December 31, 2000 and 1999, to affiliates totaling $286,271 and $188,272 respectively, represent amounts owed for reimbursements of Partnership administration expenses of $144,000 and $96,001, respectively, and partnership management fees of $ 142,271 and $92,271, respectively. In 2000, the Partnership reimbursed expenses of $27. In 1999, the Partnership reimbursed deferred administration expenses of $20,000 and Partnership management fees of $63,000 out of the Fiddlers Creek Apartments and Linden Park Associates sales proceeds. In connection with the adoption of the liquidation basis of accounting, an adjustment to record estimated liabilities through the liquidation of $100,000 was recorded. This amount includes $50,000 of partnership management fees and $50,000 of reimbursable administration expenses.

                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                (A Massachusetts Partnership)

                              NOTES TO THE FINANCIAL STATEMENTS

7. Purchase Money Notes

         Purchase money notes consist of the following at December 31:

                                                                   2000               1999
                                                                   ----               ----
Purchase Money Notes, due July 9, 2001,
Bearing interest at 9% per annum,
Collateralized by the Partnership's
Local Limited Partnership interest
In Surry Manor, Ltd.:
     Original principal balance                                $    360,000    $    360,000
     Accrued and unpaid interest                                    403,429         371,029
     Reduction to adjust to Liquidation Accounting                 (763,429)           --
                                                               ------------    ------------
                                                                       --           731,029

Purchase Money Notes, due August 29,
2000, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Glendale Manor Apartments:
     Original principal balance                                     450,000         450,000
     Accrued and unpaid interest                                    238,702         198,097
     Reduction to adjust to Liquidation Accounting                 (688,702)           --
                                                               ------------    ------------
                                                                       --           648,197

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Oxford Homes for the Elderly, Ltd.:
     Original principal balance                                     643,600         643,600
     Accrued and unpaid interest                                    330,893         272,357
     Reduction to adjust to Liquidation Accounting                 (973,855)           --
                                                               ------------    ------------
                                                                        638         915,957

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local  Limited  Partnership  interest  in
Williamston Homes for the Elderly, Ltd.:
         Original principal balance                                 664,100         664,100
         Accrued and unpaid interest                                222,870         162,702
         Reduction to adjust to Liquidation Accounting             (875,406)           --
                                                               ------------    ------------
                                                                     11,564         826,802


                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                (A Massachusetts Partnership)

                              NOTES TO THE FINANCIAL STATEMENTS


7.       Purchase Money Notes (Continued)
                                                                  2000              1999
                                                                  ----              ----

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest  in
Fuquay-Varina Homes for the Elderly, Ltd.:
     Original principal balance                                $    707,300    $    707,300
     Accrued and unpaid interest                                     95,730          30,437
     Reduction to adjust to Liquidation Accounting                 (773,502)           --
                                                               ------------    ------------
                                                                     29,528         737,737

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum,collateralized by the
Partnership's Local Limited Partnership
Interest in Meadowwood, Ltd.:
     Original principal balance                                     610,000         610,000
     Accrued and unpaid interest                                    871,111         816,211
     Reduction to adjust to Liquidation Accounting               (1,481,012)           --
                                                               ------------    ------------
                                                                         99       1,426,211

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
Interest in Brierwood, Ltd.:
     Original principal balance                                     270,000         270,000
     Accrued and unpaid interest                                    382,814         353,406
     Reduction to adjust to Liquidation Accounting                 (652,715)           --
                                                               ------------    ------------
                                                                         99         623,406


                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                (A Massachusetts Partnership)

                              NOTES TO THE FINANCIAL STATEMENTS


7.       Purchase Money Notes (Continued)
                                                                  2000              1999
                                                                  ----              ----
Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
Interest in Pine Forest Apartments, Ltd.:
     Original principal balance                                     350,000         350,000
     Accrued and unpaid interest                                    487,328         447,027
     Reduction to adjust to Liquidation Accounting                 (837,328)           --
                                                               ------------    ------------
                                                                       --           797,027

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
Interest in Austintown Associates:
     Original principal balance                                $  1,600,000    $  1,600,000
     Accrued and unpaid interest                                  2,163,492       2,019,437
     Reduction to adjust to Liquidation Accounting               (3,753,437)           --
                                                               ------------    ------------
                                                                     10,055       3,619,437


Purchase Money Notes, due
November 27, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
Interest in Osuna Apartments Company:
     Original principal balance                                        --         1,300,000
     Accrued and unpaid interest                                       --         1,628,803
     Reduction to adjust to Liquidation Accounting                     --              --
                                                               ------------    ------------
                                                                       --         2,928,803



                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                (A Massachusetts Partnership)

                              NOTES TO THE FINANCIAL STATEMENTS


7.       Purchase Money Notes (Continued)
                                                                  2000              1999
                                                                  ----              ----
Total principal and accrued and unpaid interest at 9% at
  December 31, 2000 at liquidation basis and at
  December 31, 1999 at accrued basis                                 51,983      13,254,506

Aggregate discount on the above purchase
  money notes plus accrued interest (based
  upon average imputed interest rates of 21%)
  The unamortized discount for those Purchase Money Notes
  that matured in 1999 was written off                                 --          (169,499)
                                                               ------------    ------------

Purchase Money Note and accrued and unpaid interest
  liability at December 31, 2000 at liquidation basis and at
  December 31, 1999 at accrued basis                           $     51,983      13,085,007
                                                               ============
Less: current maturities, net of aggregate discount                             (12,436,808)
                                                                               ------------

Long-term purchase money note liability                                        $    648,199
                                                                               ============

      The Purchase Money Notes were originally discounted using an imputed interest rate of approximately 19% and assuming a certain level of cash flow from distributions from the underlying Local Limited Partnerships ("distributions"). Since 1990, on an annual basis, the Partnership has reviewed the estimated annual level of distributions expected to be received based on historical and re-forecasted future distributions and adjusted accordingly the future effective annual interest expense. In 1999, the effective annual interest rate was approximately 21%. In 2000, the remainder of unamortized discount was written off.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

7.       Purchase Money Notes (Continued)

         The Purchase Money Notes (PMN) outstanding for Fuquay-Varina, Oxford Homes, Williamston Homes, Compass West Apartments, Meadowwood Ltd, Brierwood Ltd, Pine Forest and Osuna Apartments matured in 1999 and Glendale Manor in 2000. The Purchase Money Notes relating to Osuna were assumed by the buyer in connection with the sale of the Partnership's investment in February 2000. The remaining eight series of PMNs identified above are now in default. In 2000 and 1999, the unamortized discount for these PMNs totaling $86,669 and $658,894, respectively, were written off. The unamortized discount relating to the PMNs outstanding for Surry Manor totaling $82,830 was also written off in 2000. These PMNs relating to Surry Manor mature in July, 2001. The Partnership accrued interest on these notes at the legal rate of 9 % through December 31, 2000. In connection with adopting the liquidation basis of accounting the Partnership will not accrue interest on the Purchase Money Notes subsequent to December 31, 2000.

         All of the Purchase Money Notes and accrued interest thereon for the remaining Purchase Money Notes may be repaid without penalty prior to maturity. At December 31, 1999 accrued interest of $ 141,318 was currently payable. The portion of interest, which is not expected to be paid currently, was added to purchase money note debt and classified as either current or long-term at December 31, 1999 depending on the maturity of the related PMNs. Effective December 31, 2000 the PMNs were reduced by an aggregate $10,799,386 to $51,983 to reflect the PMNs and accrued and unpaid interest at their estimated settlement amounts in accordance with the liquidation basis of accounting.

8. Accrued Expenses

         Accrued Expenses in liquidation at December 31, 2000 and accrued expenses at December 31, 1999 consisted of the following:


                                                               December 31,
                                                          ---------------------

                                                            2000          1999
                                                            ----          ----
Professional fees                                         $ 50,897      $ 98,597
Liabilities accrued to estimated settlement
  amounts in liquidation:
    Professional fees                                      177,250          --
    Consulting fees                                        147,103          --
                                                          --------      --------
                                                          $375,250      $ 98,597
                                                          ========      ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

9. Reconciliation of Income (Loss) in Financial Statements to Income (Loss) for Federal Income Tax Purposes

         A reconciliation of the income (loss) reported in the Statements of Operations for the years ended December 31, 2000, 1999 and 1998, to the income
(loss) reported for Federal income tax purposes is as follows:

                                                    2000           1999           1998
                                                    ----           ----           ----
Net income (loss) per Statements of
  Operations                                     $ 1,621,217   $ 1,321,731    $(2,555,661)

Add: Excess of tax equity over book equity in
     loss of Local Limited Partnership               326,937      (281,806)      (700,821)

Add: Additional book basis interest                   26,063       814,632      1,707,207

     Expenses not deducted pursuant to I.R.C
     Section 267                                      97,999        15,002         98,000

     Excess tax gain over book gain on sale of
     Interest in:
       Fiddlers Creek Apartments                       --        1,400,512          --
       Linden Park Associates                          --        3,423,861          --
       Osuna Apartments Company                      655,062        --              --
                                                 -----------   -----------    -----------
Income (loss) for federal income
  tax purposes                                   $ 2,727,278   $ 6,693,932    $(1,451,275)
                                                 ===========   ===========    ===========

10. Concentration of Credit Risk

         The Partnership maintains its cash and cash equivalents in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by these banks. As of December 31, 2000 and 1999, the uninsured cash balances held at its banks was approximately $361,163 and $369,747, respectively.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

11. Statement of Distributable Cash from Operations (Unaudited)

         Distributable Cash From Operations for the year ended December 31, 2000, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income per Statement of Operations                           $  22,805
Plus:  2000 cash distributions to be received from
       Local Limited Partnerships, net of non-resident
       state withholding taxes                                           41,785
Less:  2000 interest payments on Purchase Money
       Notes to be paid out of 1999 cash
       distributions from Local Limited Partnerships                    (41,785)
Less:  General and administrative expenses per
       Statement of Operations                                         (154,282)
                                                                      ---------
Cash from Operations, as defined                                       (131,477)
                                                                      ---------
Distributable Cash from Operations, as defined                        $       0
                                                                      =========

12. Disclosures about Fair Value of Financial Instruments

Purchase Money Notes

         Management does not believe it is practical to determine the fair value of the Purchase Money Notes as of December 31, 1999 because notes with similar terms and provisions are not currently available to the Partnership.

13. Subsequent Event

         As described in Note 1, the sale of the Partnership's interests in Fuquay-Varina, Oxford Homes and Williamston Homes closed on March 30, 2001. These transactions closed at the amounts reflected in the financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

14. Quarterly Financial Data (Unaudited)

         The following is a summary of quarterly results of operation for 2000. Amounts are expressed in thousands with the exception of per Unit calculations.

          Selected Quarterly Data for the Year Ended December 31, 2000

                               First       Second        Third         Fourth
                             Quarter      Quarter       Quarter       Quarter
                             -------      -------       -------       -------
Interest income              $    6       $    4        $    4        $    9
Other income (1)              2,434         --              (2)         --
Income (loss) before
  extraordinary items:
  Total                       2,229          (81)         (254)         (273)
  Per unit                   102.35        (3.72)       (11.67)       (12.53)
Net income (loss):
  Total                       2,229          (81)         (254)         (273)
  Per unit                   102.35        (3.72)       (11.67)       (12.53)

(1) Reflects restatement of the gain on sale of investment in Osuna of $2,432,299 from extraordinary income to ordinary income.

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Liberty Housing Partners Limited Partnership
Needham, Massachusetts

         We have audited the accompanying statement of net assets in liquidation and statement of adjustments to net assets in liquidation of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of
December 31, 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 2000 financial statements of the Local Limited Partnerships in which Liberty Housing Partners Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 36% of the total assets as of December 31, 2000, and income and (losses) from such partnerships comprise .5% of the income (loss) for the year ended December 31, 2000 of Liberty Housing Partners Limited Partnership. The financial statements of these partnerships were audited by other auditors whose reports have been furnished to us, and our opinion insofar as it relates to information relating to these partnerships is based solely on the reports of the other auditors. The financial statements of Liberty Housing Partners Limited Partnership as of December 31, 1999 and for each of the two years in the period ended December 31, 1999, were audited by other auditors whose report dated March 21, 2000, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the reports of the other auditors, the 2000 financial statements referred to above present fairly, in all material respects, the statement of net assets in liquidation and statement of adjustments to net assets in liquidation of Liberty Housing Partners Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         As described in Note 2 to the financial statements, the Partnership changed its basis of accounting effective December 31, 2000 from the going concern basis. Accordingly, the carrying values of the remaining assets as of December 31, 2000 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts to the liquidation basis.

         Our audit was made for the purpose of forming an opinion on the basic 2000 financial statements taken as a whole. The supplemental schedule listed in the accompanying index on page 20 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, which insofar as it relates to amounts included for the Local Limited Partnerships, is based on the reports of the other auditors, this schedule fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ROBERT ERCOLINI & COMPANY LLP


Boston, Massachusetts
March 30, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Liberty Housing Partners Limited Partnership

         We have audited the accompanying balance sheet of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of
December 31, 1999, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Liberty Housing Partners Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 36% of the assets as of December 31, 1999, and income and (losses) from such partnerships comprise 8% and 0% of the partnership income
(loss) for each of the two years in the period ended December 31, 1999, of Liberty Housing Partners Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Housing Partners Limited Partners as of December 31, 1999 the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



Bethesda, Maryland                                 REZNICK FEDDER & SILVERMAN
March 21, 2000

Henderson & Godbee, P.C.
Certified Public Accountants
Members of American Institute of Certified Public Accountants o
Georgia Society of Certified Public Accountants
--------------------------------------------------------------------------
Robert A. Goddard, Jr. CPA (1943-1989)                 Shirley S. Miller, CPA
Gerald H. Henderson, CPA                               Vondia W. Noland, CPA
J. Wendell Godbee, CPA                                 Amber J. Tanner, CPA
Mark S. Rogers, CPA                                    Thad E. Hughes, CPA
Maureen P. Collins, CPA                                H. Brandon Dampier, CPA
Maureen P. Collins, CPA                                Jeannine W. Torbert, CPA
Krystal P. Hiers, CPA


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Meadowwood, Ltd.
Valdosta, Georgia

         We have audited the accompanying balance sheets of Meadowwood, Ltd. (A Georgia Limited Partnership), FmHA Project No: 11-037-581292555 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial. statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowwood, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2001 on our consideration of Meadowwood, Ltd.'s internal control structure, and a report dated January 17, 2001 on its compliance with laws and regulations.



/s/ Henderson & Godbee, P.C.
Henderson & Godbee, P.C.
Certified Public Accountants

January 17, 2001






3488 North Valdosta Road / P.O. Box 2241 / Valdosta, Georgia 31604-2241 / Phone: (229) 245-6040 / FAX: (229) 245-1669

Henderson & Godbee, P.C.
Certified Public Accountants
Members of American Institute of Certified Public Accountants o
Georgia Society of Certified Public Accountants
--------------------------------------------------------------------------
Robert A. Goddard, Jr. CPA (1943-1989)                 Shirley S. Miller, CPA
Gerald H. Henderson, CPA                               Vondia W. Noland, CPA
J. Wendell Godbee, CPA                                 Amber J. Tanner, CPA
Mark S. Rogers, CPA                                    Thad E. Hughes, CPA
Maureen P. Collins, CPA                                H. Brandon Dampier, CPA
Maureen P. Collins, CPA                                Jeannine W. Torbert, CPA
Krystal P. Hiers, CPA


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Pine Forest Apartments, Ltd.
Valdosta, Georgia

         We have audited the accompanying balance sheets of Pine Forest Apartments, Ltd. (A Georgia Limited Partnership), USDA,RD No: 10-065-0581414045 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of. the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Forest Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended: in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2001 on our consideration of Pine Forest Apartments, Ltd.'s. internal control structure and a report dated January 16, 2001 on its compliance with laws and regulations.



/s/ Henderson & Godbee, P.C.
Henderson & Godbee, P. C.
Certified Public Accountants

January 16, 2001





3488 North Valdosta Road / P.O. Box 2241 / Valdosta, Georgia 31604-2241 / Phone: (229) 245-6040 / FAX: (229) 245-1669

Henderson & Godbee, P.C.
Certified Public Accountants
Members of American Institute of Certified Public Accountants o
Georgia Society of Certified Public Accountants
-----------------------------------------------------------------------------
Robert A. Goddard, Jr. CPA (1943-1989)                Shirley S. Miller, CPA
Gerald H. Henderson, CPA                              Vondia W. Noland, CPA
J. Wendell Godbee, CPA                                Amber J. Tanner, CPA
Mark S. Rogers, CPA                                   Thad E. Hughes, CPA
Maureen P. Collins, CPA                               H. Brandon Dampier, CPA
Maureen P. Collins, CPA                               Jeannine W. Torbert, CPA
Krystal P. Hiers, CPA


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Brierwood, Ltd.
Valdosta, Georgia


         We have audited the accompanying balance sheets of Brierwood, Ltd. (A Georgia Limited Partnership), RECD Project No.: 10-043-581354705 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on. these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects; the financial position of Brierwood, Ltd. as of December 31, 2000 and 1999, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January l6, 2001 on our consideration of Brierwood, Ltd.'s internal control structure and a report dated January 16, 2001 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Henderson & Godbee, P. C.
Certified Public Accountants

January 16, 2001





3488 North Valdosta Road / P.O. Box 2241 / Valdosta, Georgia 31604-2241 / Phone: (229) 245-6040 / FAX: (229) 245-1669

Henderson & Godbee, P.C.
Certified Public Accountants
Members of American Institute of Certified Public Accountants o
Georgia Society of Certified Public Accountants
-----------------------------------------------------------------------------
Robert A. Goddard, Jr. CPA (1943-1989)                 Shirley S. Miller, CPA
Gerald H. Henderson, CPA                               Vondia W. Noland, CPA
J. Wendell Godbee, CPA                                 Amber J. Tanner, CPA
Mark S. Rogers, CPA                                    Thad E. Hughes, CPA
Maureen P. Collins, CPA                                H. Brandon Dampier, CPA
Maureen P. Collins, CPA                                Jeannine W. Torbert, CPA
Krystal P. Hiers, CPA


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Brierwood II, Ltd.
Valdosta, Georgia

         We have audited the accompanying balance sheets of Brierwood II, Ltd., (A Georgia Limited Partnership), FmHA No: 10-43-581538983; as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and. perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brierwood II, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with. Government Auditing Standards, we have also issued a report dated January 16, 2001 on our consideration of Brierwood II, Ltd.'s internal control structure and a report dated January 16, 2001 on its compliance with laws and regulations.



/s/ Henderson & Godbee, P.C.
Henderson & Godbee, P. C.
Certified Public Accountants

January 16, 2001






3488 North Valdosta Road / P.O. Box 2241 / Valdosta, Georgia 31604-2241 / Phone: (229) 245-6040 / FAX: (229) 245-1669

                            SHARRARD, MCGEE & CO., P.A.
                     CERTIFIED PUBLIC ACCOUNTANTS o CONSULTANTS
     1321 LONG STREET o POST OFFICE BOX 5869 o HIGH POINT, NORTH CAROLINA 27262

                                 (336) 884-0410
                               FAX (336) 884-1580
                                    ________

                               GREENSBORO OFFICE:
                              LAKE POINT, SUITE 202
                              701 GREEN VALLEY ROAD
                                 P.O. BOX 10439
                             GREENSBORO, N.C. 27404
                                 (336) 272-9777


                                January 17, 2001



                          Independent Auditors' Report



To the Partners
Fuquay-Varina Homes for the Elderly, Ltd.

         We have audited the accompanying balance sheet of Fuquay-Varina Homes for the Elderly, Ltd., HUD Project No. 053-35198-PM-WAH-L8 (a North Carolina limited partnership) as of December 31, 2000, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuquay-Varina Homes for the Elderly, Ltd. as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2001 on our consideration of Fuquay-Varina Homes for the Elderly, Ltd.'s internal control and reports dated January 17, 2001, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and NonDiscrimination, and specific requirements applicable to nonmajor HUD program transactions.

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



                                               /s/ Sharrard, McGee & Co., P.A.

                            SHARRARD, MCGEE & CO., P.A.
                     CERTIFIED PUBLIC ACCOUNTANTS o CONSULTANTS
     1321 LONG STREET o POST OFFICE BOX 5869 o HIGH POINT, NORTH CAROLINA 27262

                                 (336) 884-0410
                               FAX (336) 884-1580
                                    ________

                               GREENSBORO OFFICE:
                              LAKE POINT, SUITE 202
                              701 GREEN VALLEY ROAD
                                 P.O. BOX 10439
                             GREENSBORO, N.C. 27404
                                 (336) 272-9777



                          Independent Auditors' Report

                                                          January 17, 2001

To the Partners
Oxford Homes for the Elderly, Ltd.

         We have audited the accompanying balance sheet of Oxford Homes for the Elderly, Ltd., HUD Project No. 053-35197-PM-WAH-L8 (a North Carolina limited partnership) as of December 31, 2000, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Homes for the Elderly, Ltd. as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2001 on our consideration of Oxford Homes for the Elderly, Ltd.'s internal control and reports dated January 17, 2001, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to, nonmajor HUD program transactions.

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



                                                /s/ Sharrard, McGee & Co., P.A.

                            SHARRARD, MCGEE & CO., P.A.
                     CERTIFIED PUBLIC ACCOUNTANTS o CONSULTANTS
     1321 LONG STREET o POST OFFICE BOX 5869 o HIGH POINT, NORTH CAROLINA 27262

                                 (336) 884-0410
                               FAX (336) 884-1580
                                    ________

                               GREENSBORO OFFICE:
                              LAKE POINT, SUITE 202
                              701 GREEN VALLEY ROAD
                                 P.O. BOX 10439
                             GREENSBORO, N.C. 27404
                                 (336) 272-9777


                          Independent Auditors' Report

                                                              January 17, 2001

To the Partners
Williamston Homes for the Elderly, Ltd.


We have audited the accompanying balance sheet of Williamston Homes for the Elderly, Ltd., HUD Project No. 053-35196-PM-WAH-L8 (a North Carolina limited partnership) as of December 31, 2000, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued b the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamston Homes for the Elderly, Ltd. as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2001 on our consideration of Williamston Homes for the Elderly, Ltd.'s internal control and reports dated January 17, 2001, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

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


                                                 /s/ Sharrard, McGee & Co., P.A.

                            SHARRARD, MCGEE & CO., P.A.
                     CERTIFIED PUBLIC ACCOUNTANTS o CONSULTANTS
     1321 LONG STREET o POST OFFICE BOX 5869 o HIGH POINT, NORTH CAROLINA 27262

                                 (336) 884-0410
                               FAX (336) 884-1580
                                    ________

                               GREENSBORO OFFICE:
                              LAKE POINT, SUITE 202
                              701 GREEN VALLEY ROAD
                                 P.O. BOX 10439
                             GREENSBORO, N.C. 27404
                                 (336) 272-9777



                          Independent Auditors' Report
                                                               January 16, 2001

To the Partners
Surry Manor, Ltd.

         We have audited the accompanying balance sheet of Surry Manor, Ltd., HUD Project No. 05335279-PM-WAH-L8 (a North Carolina limited partnership) as of December 31, 2000, and the related statements of net loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surry Manor, Ltd. as of December 31, 2000, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 2001 on our consideration of Surry Manor, Ltd.'s internal control and reports dated January 16, 2001, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 - 19 is presented for purposes of additional analysis and is not a required. part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



                                                /s/ Sharrard, McGee & Co., P.A.

                            SHARRARD, MCGEE & CO., P.A.
                     CERTIFIED PUBLIC ACCOUNTANTS o CONSULTANTS
     1321 LONG STREET o POST OFFICE BOX 5869 o HIGH POINT, NORTH CAROLINA 27262

                                 (336) 884-0410
                               FAX (336) 884-1580
                                    ________

                               GREENSBORO OFFICE:
                              LAKE POINT, SUITE 202
                              701 GREEN VALLEY ROAD
                                 P.O. BOX 10439
                             GREENSBORO, N.C. 27404
                                 (336) 272-9777


                          Independent Auditors' Report
                                                               January 16, 2001

To the Partners
Glendale Manor Apartments

         We have audited the accompanying balance sheet of Glendale Manor Apartments, HUD Project No. 054-35386-PM-WAH-L8 f a South Carolina limited partnership) as of December 31, 2000, and the related statements of net loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glendale Manor Apartments as of December 31, 2000, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 2001 on our consideration of Glendale Manor Apartments' internal control and reports dated January 16, 2001, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 -19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


                                                /s/ Sharrard, McGee & Co., P.A.

HbK
HILL, BARTH & KING LLC

7680 Market Street
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

                                January 24, 2001


Partners
Austintown Associates
Youngstown, Ohio

                          Independent Auditors' Report

         We have audited the accompanying balance sheet of Austintown Associates (a Limited Partnership), HUD Project Number 042-44213, as of December 31, 2000, the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Austintown Associates (a Limited Partnership), HUD Project Number 042-44213, as of December 31, 2000 and the results of its operations, partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2001 on our consideration of Austintown Associates' internal controls and reports dated January 24, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Austintown Associates. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                              /s/ Hill, Barth & King LLC

                                             Certified Public Accountants

                              FINANCIAL STATEMENTS
                          AND ACCOMPANYING INFORMATION

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213
                                December 31, 2000

                                    CONTENTS

                                                                      PAGE

INDEPENDENT AUDITORS' REPORT. ...........................................1
BALANCE SHEET .........................................................2-3
STATEMENT OF OPERATIONS................................................4-5
STATEMENT OF PARTNERS' CAPITAL ..........................................6
STATEMENT OF CASH FLOWS ...............................................7-8
NOTES TO FINANCIAL STATEMENTS.........................................9-14
ACCOMPANYING INFORMATION:
       SUPPORTING DATA REQUIRED BY HUD...............................15-18

INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL ....................19-20
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
       SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD
       PROGRAMS.........................................................21
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
REQUIREMENTS APPLICABLE TO NONMAJOR HUD PROGRAM
       TRANSACTIONS ....................................................22
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
       SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING
         AND NON-DISCRIMINATION ........................................23
MANAGING PARTNERS' CERTIFICATION  ......................................24
MANAGEMENT AGENT'S CERTIFICATION .......................................25

HbK
HILL, BARTH & KING LLC

7680 Market Street
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

                                January 24, 2001


Partners
Austintown Associates
Youngstown, Ohio

                          Independent Auditors' Report

         We have audited the accompanying balance sheet of Austintown Associates (a Limited Partnership), HUD Project Number 042-44213, as of December 31, 2000, the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Austintown Associates (a Limited Partnership), HUD Project Number 042-44213, as of December 31, 2000 and the results of its operations, partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2001 on our consideration of Austintown Associates' internal controls and reports dated January 24, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Austintown Associates. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                             /s/ Hill, Barth & King LLC

                                            Certified Public Accountants

                                  BALANCE SHEET

                              AUSTINTOWN ASSOCIATES

                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000

                                     ASSETS

CURRENT ASSETS
     1120 Cash and cash equivalents                                   $   47,615

     1130 Accounts receivable tenants                                     13,005
     1131 Less allowance for doubtful accounts                             5,000
                                                                      ----------
     1130N Net accounts receivable tenants                                 8,005

     1135 Accounts receivable HUD                                          3,032
     1190 Supplies inventory                                               4,799
     1200 Miscellaneous prepaid expenses                                   1,101
                                                                      ----------
                                              TOTAL CURRENT ASSETS        64,552
                                                                      ----------

TENANT DEPOSITS HELD BY TRUST
     1191 Tenant security deposits                                        43,677

RESTRICTED DEPOSITS HELD BY MORTGAGEE
     1310 Escrow deposits                                                 54,560
     1320 Replacement reserve                                            264,816
                                                                      ----------
                                                    TOTAL DEPOSITS       319,376
                                                                      ----------

PROPERTY AND EQUIPMENT
     1410 Land and land improvements                                     469,020
     1420 Buildings                                                    4,852,292
     1440 Building equipment - portable                                   27,378
     1450 Furniture                                                        2,625
     1460 Furnishings                                                    193,013
     1465 Office furniture and equipment                                  30,057
     1470 Maintenance equipment                                           36,941
     1480 Motor vehicles                                                   9,043
                                                                      ----------
                                                                       5,620,369
     1495 Less accumulated depreciation                                2,851,718
                                        NET PROPERTY AND EQUIPMENT     2,768,651
                                                                      ----------

OTHER ASSETS
     1520 Unamortized loan costs - net                                    11,934
     1590 Workers' compensation deposit                                      433
                                                                      ----------
                                                TOTAL OTHER ASSETS        12,367
                                                                      ----------
                                                                      $3,208,623
                                                                      ==========
                 See accompanying notes to financial statements

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
    2110 Accounts payable trade                                       $   61,856
    2113 Mortgage insurance payable                                       13,142
    2113 Accounts payable - entity                                         7,500
    2115 Accounts payable Section 236                                        408
    2116 Accounts payable HUD                                              2,650
    2130 Accrued interest                                                    356
    2150 Accrued real estate taxes                                        85,800
    2170 Mortgage payable - current portion                              104,812
    2177 Operating loss loan - current portion                             4,880
                                                                      ----------
                                         TOTAL CURRENT LIABILITIES       281,404
                                                                      ----------



OTHER LIABILITIES
    2191 Tenant security deposits                                         27,553



LONG-TERM DEBT LESS PRINCIPAL DUE WITHIN ONE YEAR
    2320 Mortgage payable                                              2,575,939
    2327 Operating loss loan                                               2,360
                                                                      ----------
                                              TOTAL LONG-TERM DEBT     2,578,299
                                                                      ----------
    3130 PARTNERS' CAPITAL                                               321,367
                                                                      ----------
                                                                      $3,208,623
                                                                      ==========


                See accompanying notes to financial statements

                             STATEMENT OF OPERATIONS

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2000

                                   OPERATIONS

REVENUE
 5120   Rent revenue - gross potential                            $ 225,291
 5121   Tenant assistance payments                                  705,624
                                 TOTAL POTENTIAL RENT REVENUE       930,915
                                                                  ---------

 5220   Vacancies - apartments                                       26,292
                                                                  ---------
        NET RENTAL REVENUE                                          904,623
                                                                  ---------

 5410   Financial revenue - project operations                        4,325
 5440   Revenue from investments - reserve for replacements          11,314
                                                                  ---------
                                      TOTAL FINANCIAL REVENUE        15,639
                                                                  ---------

 5910   Laundry revenue                                               1,269
 5920   Tenant charges                                               10,941
 5990   Miscellaneous revenue                                        14,073
                                                                  ---------
                                          TOTAL OTHER REVENUE        26,283
                                                                  ---------
                                                TOTAL REVENUE       946,545
                                                                  ---------
EXPENSES
 6210   Advertising                                                   2,636
 6310   Office salaries                                              39,312
 6311   Office expenses                                              18,609
 6320   Management fees                                              79,168
 6330   Manager salaries                                             20,151
 6340   Legal expenses                                                1,190
 6350   Audit expense                                                 9,500
 6351   Accounting services                                           2,900
 6370   Bad debts                                                     7,502
 6390   Miscellaneous expenses                                        5,508
                                                                  ---------
                                TOTAL ADMINISTRATIVE EXPENSES       186,476
                                                                  ---------

 6450   Electricity                                                  51,529
 6451   Water and sewer                                              53,084
                                                                  ---------
                                      TOTAL UTILITIES EXPENSE     $ 104,613
                                                                  ---------

                 See accompanying notes to financial statements

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2000


EXPENSES (CONTINUED)
 6510   Payroll                                                   $ 104,482
 6515   Supplies                                                     99,261
 6520   Contracts                                                   105,459
 6525   Garbage and trash removal                                    14,333
 6530   Security contract                                             2,015
 6546   Heating/cooling repairs and maintenance                         386
 6548   Snow removal                                                  1,800
 6570   Vehicle and maintenance equipment operation and repairs       2,587
 6590   Miscellaneous expense                                         3,997
                                                                  ---------
                     TOTAL OPERATING AND MAINTENANCE EXPENSES       334,320
                                                                  ---------

 6710   Real estate taxes                                            84,165
 6711   Payroll taxes                                                13,246
 6720   Property and liability insurance                             16,664
 6721   Fidelity bond insurance                                         419
 6722   Workers' compensation,                                        4,973
 6723   Health insurance                                             20,246
 6790   Miscellaneous, taxes, licenses, permits and insurance           500
                                                                  ---------
                                    TOTAL TAXES AND INSURANCE       140,213
                                                                  ---------

 6820   Interest on mortgage payable                                  6,184
 6830   Interest on long-term note payable                              875
 6850   Mortgage insurance premium                                   13,365
 6890   Miscellaneous financial expenses                              1,218
                                                                  ---------
                                     TOTAL FINANCIAL EXPENSES        21,642
                                                                  ---------
                              TOTAL COST OF OPERATIONS BEFORE
                                DEPRECIATION AND AMORTIZATION       787,264
                                                                  ---------
              NET INCOME BEFORE DEPRECIATION AND AMORTIZATION       159,281
                                                                  ---------

 6600   Depreciation expense                                        195,933
 6610   Amortization expense                                            657
                                                                  ---------
                          TOTAL DEPRECIATION AND AMORTIZATION       196,590
                                                                  ---------
                                         LOSS FROM OPERATIONS       (37,309)

 7190   Other entity expenses                                         7,500
                                                                  ---------
                                                     NET LOSS     $ (44,809)
                                                                  =========


                 See accompanying notes to financial statements

                         STATEMENT OF PARTNERS' CAPITAL

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2000

                                             GENERAL      LIMITED
                                             PARTNERS     PARTNER        TOTAL

Balance (deficit), January 1, 2000          $  (3,626)     374,527    $ 370,901
Net loss                                            0      (44,809)     (44,809)
Earned distribution paid                          (95)      (4,630)      (4,725)
Balance (deficit), December 31, 2000        $  (3,721)     325,088      321,367
                                            =========    =========    =========









                 See accompanying notes to financial statements

                             STATEMENT OF CASH FLOWS
                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net rental receipts                                                   $ 840,832
     Interest receipts                                                   15,639
     Other operating receipts                                            23,453
     Administrative                                                     (46,275)
     Management fee                                                     (80,411)
     Utilities                                                         (101,557)
     Salaries and wages                                                (185,155)
     Operating and maintenance                                         (221,330)
     Real estate taxes                                                  (85,765)
     Property insurance                                                  (7,034)
     Miscellaneous taxes and insurance                                   (5,063)
     Tenant security deposits                                            (1,438)
     Interest on mortgages                                               (6,708)
     Interest on note payable                                              (906)
     Mortgage insurance premium                                         (14,093)
     Entity expenses                                                     (7,500)
     Miscellaneous financial                                             (1,219)
                                                                      ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                     115,470
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                 (45,062)
     Increase in reserve for replacement                                (26,721)
     Increase in mortgage escrow deposit                                 (1,553)
                                                                      ---------
          NET CASH USED IN INVESTING ACTIVITIES                         (73,336)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Mortgage principal payments                                       (102,205)
     Partnership distributions                                           (4,725)
                                                                      ---------
          NET CASH USED IN FINANCING ACTIVITIES                        (106,930)
                                                                      ---------
          NET DECREASE IN CASH AND CASH EQUIVALENTS                     (64,796)

CASH AND CASH EQUIVALENTS
     Beginning of year                                                  112,411
                                                                      ---------
     End of year                                                      $  47,615
                                                                      =========


             See accompanying notes to financial statements

                             AUSTINTOWN ASSOCIATES
                            (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                               December 31, 2000

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
    Net loss                                                          $ (44,809)
Adjustments to reconcile net loss to net
cash provided by operating activities:
    Depreciation                                                        195,932
    Amortization                                                            658
    Increase in accounts receivable tenants                              (3,513)
    Increase in accounts receivable other                                (3,032)
    Increase in supplies inventory                                          (52)
    Increase in prepaid expenses                                          9,629
    Increase in cash restricted for tenant security deposits             (2,972)
    Increase in accounts payable                                         23,631
    Decrease in accrued interest                                           (555)
    Increase in accounts payable excess of income                           228
    Increase in accrued real estate taxes                                (1,600)
    Decrease in prepaid rent                                            (59,609)
    Increase in tenant security deposits                                  1,534
                                                                      ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 115,470
                                                                      =========





                 See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:
         Austintown Associates (a Limited Partnership) was formed in 1973 pursuant to the provisions of the laws of the State of Ohio. The Partnership owns and operates a 200-unit apartment complex in Youngstown, Ohio under Section 236 of the United States Housing Act of 1974. The Partnership is regulated by the U.S. Department of Housing and Urban Development (HUD) as to rents charged and certain operating methods. Under this program the Partnership provides housing to low and moderate-income families. Lower rental charges to tenants are recovered by the Partnership through rent subsidies provided by HUD. The Section 236 and Section 8 Programs are major programs and the operating loss loan is a nonmajor program. During the year ended December 31, 2000, rent subsidies from HUD totaled $705,624 representing 75% of total revenue.

         On October 30, 1984, ownership interests for the partners amounting to 99% of the interests of the existing partners were transferred by the original partners to new partners. As a result of the transfer, the Partnership retained one of the original General Partners as a Local General Partner, admitted a new General Partner as Associate General Partner and admitted a Sole Investor Limited Partner. During 1995, there was a substitution of the Associate General Partner.

Profit or Loss:
         Pursuant to Article X of the Amended and Restated Certificate of Formation and Agreement of Limited Partnership, profits and losses are allocated 1% to the Local General Partner, 1% to the Associate General Partner and 98% to the Sole Investor Limited Partner, provided all partners individually have only positive balances or only negative balances. The agreement requires that all losses be allocated to the Sole Investor Limited Partner if any General Partner has a negative balance at a time when any Limited Partner has a positive capital balance.

         The agreement also specifies the order of allocations in such instances as gain from a sale or refinancing and loss from a sale. These allocations may differ from those for operating profits and losses.

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation:
         The financial statements of the Partnership have been prepared on the accrual method of accounting.

Funds of Partnership:
         Under the conditions of the Regulatory Agreement, the (Partnership) is obligated to create a Revenue Fund account into which all operating income of the Partnership is deposited and a Reserve Fund for Replacements for application toward the cost of unusual or extraordinary maintenance or repairs, renewals or replacements with the prior permission of HUD.

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

Cash Equivalents:
         For purposes of the statement of cash flows, the Partnership considers all highly-liquid, debt instruments purchased with a maturity of three months or less, not invested in a Reserve required under the terms of its Regulatory Agreement, to be cash equivalents.

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplies Inventory:
         Supplies inventory consist of various maintenance and cleaning products stated at cost.

Property and Equipment:
         Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The estimated useful lives of the assets range from 3 to 30 years. Management continually reviews property and equipment to determine that the carrying values have not been impaired.

Unamortized Loan Costs:
         Loan costs are being amortized over the appropriate loan period on a straight-line basis.

Housing Assistance Payments:
         The Federal Housing Authority (FHA) has contracted with the Partnership pursuant to Section 8 of the Housing and Community Development Act of 1974 to make housing assistance payments to the Partnership on behalf of qualified tenants.

Income Taxes:
         Income  of  the   partnership   is  taxed  directly  to  its  partners.
Accordingly, no provision for income taxes has been made in the accompanying financial statement.

Distributions to Partners:
         Distributions to partners are allowable only from surplus cash and are limited in any one year to six percent of the initial equity investment, on a cumulative basis.

Advertising Costs:
         Advertising is expensed during the period in which incurred and amounted to $2,636 in 2000.

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest Expense:
         Under Section 236 of the National Housing Act, developers are given an interest reduction, in that the interest rate to develop and build the project is subsidized to an effective rate of 1 %. Interest expense is stated net of interest subsidies in the amount of $184,659 in 2000.

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

NOTE B - LONG-TERM DEBT

         A deed of trust is pledged as collateral on the mortgage payable. The FHA insured note bears interest at 7% and is payable through December 2015 in monthly installments of $24,095 including principal and interest, net of an interest subsidy of $15,388.

         The operating loss loan is an FHA secured note with interest payable at 9%, due in monthly installments of $444, including principal and interest through January 2002.

         Following is a summary of principal amounts due on long-term debt for each of the five years following December 31, 2000 and thereafter:

         YEAR ENDING                              AMOUNT
         -----------                              ------

            2001                                $ 109,692
            2002                                  114,746
            2003                                  120,514
            2004                                  129,226
            2005                                  138,568
            Thereafter                          2,075,245
                                                ---------
            TOTAL                              $2,687,991
                                               ==========

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000

NOTE B - LONG-TERM DEBT (CONTINUED)

         Under agreement with the mortgage lender and the FHA, the Partnership is required to make escrow deposits for taxes, insurance and replacement of Partnership assets. The Partnership is also subject to restrictions as to operating policies, rental charges, operating expenditures and distribution to partners.

NOTE C - RELATED PARTY TRANSACTIONS

         Distribution payable consists of administrative fees to the Associate General Partner for services in overseeing the operations of the Partnership. The $7,500 per annum fee is payable only out of surplus cash reserves. The fee owed at December 31, 2000 was $7,500.

         Pursuant to a management agreement dated July 1, 1998, management fees were 8.92% of gross rental collections subject to a cap of $33 per unit. Effective October 1, 2000, a new agreement was entered into changing the management fees to 8.85% of gross rent collections, subject to a cap of $33 per unit. The fees are payable to Federal Management Company, an affiliate of the Local General Partner and amounted to $79,168 for the year ended December 31, 2000.

         Included in operating expenses are expenses ultimately reimbursed to Federal Management Company for payroll, payroll taxes, medical insurance and office supplies of $204,625 for the year ended December 31, 2000.

         Miscellaneous revenue includes commissions for the collection of monthly fees for air conditioning equipment rented to the tenants by B & M Professional Services, an affiliate of the Local General Partner. Such commissions for the fiscal year ended December 31, 2000 were $3,493. Vending laundry revenue of $1,269 in 2000 was received from B & M Professional Services and recorded as miscellaneous income.

         Included in operating expenses are payments of $26,795 for 2000 to B & M Professional Services for painting and drywall repairs.

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2000

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

Payables to related parties as of December 31, 2000 are as follows:

     Federal Management Company             $ 24,920
     B & M Professional Services            $ 14,925

NOTE D - HOUSING ASSISTANCE PAYMENTS

         The Federal Housing Authority (FHA) has contracted with the Partnership pursuant to Section 8 of the Housing and Community Development Act of 1974 to make housing assistance payments to the Partnership on behalf of qualified tenants. One agreement covering 120 units was renewed effective October 1, 2000 for one year. A second agreement covering 80 units was renewed effective June 1, 2000 for one year.

NOTE E - COMMITMENTS, CONTINGENCIES AND CREDIT RISK

         The Partnership's operations are concentrated in the multifamily real estate market. In addition, the Partnership operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of congress or administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.

                         SUPPORTING DATA REQUIRED BY HUD

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2000


                            RESERVE FOR REPLACEMENTS

In accordance with the provisions of the Regulatory Agreement, restricted cash is held by the mortgage servicing agent, M & T Real Estate, and is used for replacement of property with the approval of HUD. Following is a summary of the activity in the Reserve for Replacements account:

Balance at beginning of year                                          $ 238,095
Deposits and withdrawals:
   Monthly deposits                                                      54,000
   Interest earned                                                       11,314
   Approved withdrawals                                                 (38,593)
                                                                      ---------
Balance at end of year                                                $ 264,816
                                                                      =========



                           SUPPORTING DATA REQUIRED BY HUD (CONTINUED)

                                      AUSTINTOWN ASSOCIATES
                                     (A LIMITED PARTNERSHIP)

                                  HUD PROJECT NUMBER 042-44213

                                  Year ended December 31, 2000

                           SCHEDULE OF CHANGES IN FIXED ASSET ACCOUNTS

                                                         ASSETS
                           BALANCE                                                     BALANCE
                         JANUARY 1,                                                   DECEMBER
                            2000              ADDITIONS          RETIREMENTS          31, 2000
                        -----------------------------------------------------------------------
Land and
land
improvements             $  469,020          $        0          $        0          $  469,020
Buildings                 4,834,587              17,705                   0           4,852,292
Building
equipment -
portable                     27,378                   0                   0              27,378
Furniture                     2,625                   0                   0               2,625
Furnishings                 168,030              24,983                   0             193,013
Office furniture
and
equipment                    30,057                   0                   0              30,057
Maintenance
equipment                    34,567               2,374                   0              36,941
Motor vehicles                9,043                   0                   0               9,043

   TOTALS                $  575,307              45,062          $        0           5,620,369
Accumulated
depreciation              2,655,786             195,932          $        0          $2,851,718


                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2000

                  SCHEDULE OF ADDITIONS TO FIXED ASSET ACCOUNTS

DESCRIPTION                                                             AMOUNT
     Furnishings:
     Carpeting                                                        $  14,457
     Cabinets                                                            10,526
                                                                      ---------
                                                                         24,983
Maintenance equipment:
     Concrete saw                                                         2,374
     Buildings:
     Doors                                                                7,122
Emergency lighting                                                       10,583
                                                                      ---------
                                                                         17,705
                                                                      ---------
TOTAL FIXED ASSET ADDITIONS                                           $  45,062
                                                                      =========

COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL
RECEIPTS

PART A
     Cash                                                             $  91,292
     Accounts receivable HUD                                              3,032
                                                                      ---------
                                                                         94,324
                                                                      ---------

CURRENT OBLIGATIONS
     Accrued mortgage interest payable                                      356
     Accounts payable due within 30 days                                 61,856
     Deficient tax insurance or MIP
     escrow deposits                                                     10,513
Tenant security deposits liability                                       27,553
Other                                                                     3,058
                                                                      ---------
TOTAL CURRENT OBLIGATIONS                                               103,336
                                                                      ---------
SURPLUS CASH (DEFICIENCY)                                             $  (9,012)
                                                                      =========

                  AUSTINTOWN ASSOCIATES (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2000

                   COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS
                        AND RESIDUAL RECEIPTS (CONTINUED)

PART B
Annual distributions earned during
     current year                                                     $  25,850
Distributions accrued and unpaid as
     of the end of prior year                                           150,783
Distributions paid during fiscal period
covered by statement                                                    (12,224)
                                                                      ---------
AMOUNT OF DISTRIBUTIONS EARNED
     BUT UNPAID                                                       $ 164,409
                                                                      =========

AMOUNT AVAILABLE FOR DISTRIBUTION
NEXT FISCAL PERIOD                                                    $       0

                      MISCELLANEOUS ACCOUNT DETAIL FOR THE
                          STATEMENT OF PROFIT AND LOSS

ACCOUNT 5990 - MISCELLANEOUS REVENUE
         Community room/office rental                                   $ 1,605
         Air conditioning fee                                             3,493
         Cable                                                            4,791
         Pool                                                                80
         Legal                                                              810
         BWC                                                              2,419
         Sale of lawnmower                                                  500
         Miscellaneous                                                      374
                                                                        -------
                                                                TOTAL   $14,072
                                                                        =======

ACCOUNT 6390 - MISCELLANEOUS ADMINISTRATIVE EXPENSES
         Computer and phone services                                    $ 1,208
         CNA                                                                212
         Inspection                                                         420
         Credit reports                                                   2,365
         Mileage reimbursements                                             402
         MA HMA dues                                                        400
         Miscellaneous                                                      500
                                                                        -------
                                                                TOTAL   $ 5,507
                                                                         =======

HbK
HILL, BARTH & KING LLC

7680 Market Street
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

                                January 24, 2001

Partners
Austintown Associates
Youngstown, Ohio

                Independent Auditors' Report on Internal Control

         We have audited the financial statements of Austintown Associates (A Limited Partnership), HUD Project Number 042-44213, as of and for the year ended December 31, 2000 and have issued our report thereon dated January 24, 2001. We have also audited Austintown Associates compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated January 24, 2001.

         We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether the Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

         The management of the Partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.

Partners
Austintown Associates                                         January 24, 2001

         In planning and performing our audits, we obtained an understanding of the design of relevant internal controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on Austintown Associates financial statements and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

         We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Partnership's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

         Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operations that we consider to be material weaknesses as defined above.

         This report is intended solely for the information of the Partners, management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


                                       /s/ Hill, Barth & King LLC

                                      Certified Public Accountants

HbK
HILL, BARTH & KING LLC

7680 Market Street
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

                                January 24, 2001


Partners
Austintown Associates
Youngstown, Ohio

                 Independent Auditors' Report on Compliance with
             Specific Requirements Applicable to Major HUD Programs

         We have audited the financial statements of Austintown Associates (A Limited Partnership), HUD Project Number 042-44213, as of and for the year ended December 31, 2000 and have issued our report thereon dated January 24, 2001.

         We have also audited the Partnership's compliance with the specific program requirements governing: federal financial reports, mortgage status, the replacement reserve, the residual receipts, tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, management functions, management, maintenance, and reexamination of tenants, that are applicable to each of its major HUD-assisted programs for the year ended December 31, 2000. The management of the Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit of compliance with those requirements in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the Partnership complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 2000.

         This report is intended solely for the information of the Partners, management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

                                      /s/ Hill, Barth & King LLC

                                     Certified Public Accountants

HbK
HILL, BARTH & KING LLC

7680 Market Street
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

                                January 24, 2001

Partners
Austintown Associates
Youngstown, Ohio

                 Independent Auditors' Report on Compliance with
          Requirements Applicable to Nonmajor HUD Program Transactions

         We have audited the financial statements of Austintown Associates (A Limited Partnership), HUD Project Number 042-44213, as of and for the year ended December 31, 2000 and have issued our report thereon dated January 24, 2001.

         In connection with our audit of the 2000 financial statements of the Partnership and with our consideration of the Partnership's internal control used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, we selected certain transactions applicable to the nonmajor HUD-assisted program for the year ended December 31, 2000. As required by the Guide, we performed auditing procedures to test compliance with the requirements governing cash expenditures and matching requirements that are applicable to those transactions. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on the Partnership's compliance with those requirements. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This report is intended solely for the information of the Partners, management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

                                             /s/ Hill, Barth & King LLC

                                            Certified Public Accountants

HbK
HILL, BARTH & KING LLC

7680 Market Street
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

                                January 24, 2001

Partners
Austintown Associates
Youngstown, Ohio

            Independent Auditors' Report on Compliance with Specific Requirements Applicable to Fair Housing and Non-Discrimination

         We have audited the financial statements of Austintown Associates (A Limited Partnership), HUD Project Number 042-44213, as of and for the year ended December 31, 2000 and have issued our report thereon dated January 24, 2001.

         We have applied procedures to test the Partnership's compliance with Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 2000.

         Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Our procedures were substantially less in scope that an audit, the objective of which is the expression of an opinion on the Partnership's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This report is intended solely for the information of the Partners, management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

                                               /s/ Hill, Barth & King LLC

                                              Certified Public Accountants

                         MANAGING PARTNERS CERTIFICATION

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2000

         We hereby certify that we have examined the accompanying financial statements and accompanying information of Austintown Associates and, to the best of our knowledge and belief, the same is complete and accurate as of and for the year ended December 31, 2000.

                                              General Partners:


                                              /s/ James P. Manchi



                                                  2/8/01
                                              Date

                                                   74-2343727
                                              Partnership Federal Employer
                                              Identification Number

                        MANAGEMENT AGENT'S CERTIFICATION

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2000

         I hereby certify that I have examined the accompanying financial statements and accompanying information of Austintown Associates and, to the best of my knowledge and belief, the same is complete and accurate as of and for the year ended December 31, 2000.

                                              FEDERAL MANAGEMENT COMPANY


                                              /s/ James P. Manchi
                                                 Corporate Officer

                                                  2/8/01
                                              Date

                                                   34-1527725
                                              Corporate Federal Employer
                                              Identification Number



                                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                                (A Massachusetts Limited Partnership)

                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY OWNED BY
                                    LOCAL LIMITED PARTNERSHIPS IN WHICH REGISTRANT HAS INVESTED
                                                        At December 31, 2000

                                                                   Net                                                       Life on
                                              Cost At Interest Improvements      Gross Amount At Which Carried                 Which
                                              Acquisition Date  Capitalized           At December 31, 2000    Accumu-       Depreci-
                         Number   Total               Buildings Subsequent            Buildings                lated        ation is
                           Of    Encum-                  And    to  Acqui-               And                   Depre-  Date Computed
Property                  Units  brances      Land  Improvements  sition     Land   Improvements    Total     ciation  Built (Years)

Garden Apartment Complexes - Elderly Housing:
Surry Manor Apartments,     44  $  878,561 $ 50,239 $ 1,259,177   76,992  $   69,489 $ 1,316,919 $ 1,386,408 $   730,029 1981  3-30
  Dobson, NC
Glendale Manor Apartments,  50     798,374   53,652   1,187,181   14,539      53,652   1,201,720   1,255,372     673,184 1980  3-30
  Clinton, SC
Fuquay-Varina Homes,        60     684,843   72,396   1,401,073   59,189      79,276   1,453,382   1,532,658     796,562 1977  3-30
  Fuquay, NC
Williamston Homes,          50     540,397   60,967   1,096,520   39,258      81,067   1,115,678   1,196,745     624,488 1978  3-30
  Williamston, NC
Oxford Homes, Oxford, NC    50     543,797   64,360   1,085,939  197,602      67,950   1,279,951   1,347,901     625,608 1978  3-30

Garden Apartment Complexes -Low and Moderate Income Housing:

Compass West Apartments,   200   2,778,497  397,105   4,822,593  400,671     469,020   5,151,349   5,620,369   2,851,718 1974  7-30
  Austintown, OH
Meadowwood Apartments,      80     681,661   90,146   1,337,358   39,379      90,146   1,376,737   1,466,883     904,765 1977  10-25
  Tifton, GA
Brierwood Apartments,       56     833,523   76,325   1,024,970  (26,931)     76,325     998,039   1,074,364     631,139 1979  10-25
  Bainbridge, GA
Pine Forest Apartments,     64   1,204,691   44,588   1,491,921    1,380      44,588   1,493,301   1,537,889     980,547 1980  10-25
  Cairo, GA
Brierwood II Apartments     18     366,081   27,288     423,387     --        27,288     423,387     450,675     280,179 1984  10-25
  Bainbridge, GA

Total Local Limited
  Partnership Real Estate  672  $9,310,425 $937,066 $15,130,119 $802,079  $1,058,801 $15,810,463 $16,869,264 $ 9,098,219

       The aggregate cost of the above properties for Federal income tax purposes at December 31, 2000 is $21,224,819

         A reconciliation of summarized carrying value of the above properties for the years ended December 31,2000, 1999 and 1998 is a follows :

                                                               2000           1999            1998

Balance at beginning of year                              $ 18,904,502    $ 29,309,512    $ 28,802,902
Additions during the period - Improvements subse-
  equent to acquisition, net of dispositions                   251,659          59,485         506,610
Sale of Partnership interests                               (2,286,897)    (10,464,495)           --
Balance at end of year                                    $ 16,869,264    $ 18,904,502    $ 29,309,512
         A reconciliation  of summarized  accumulated  depreciation on the above properties for the years ended December 31, 2000, 1999 and 1998 is as follows :

                                                               2000           1999            1998
Balance at beginning of year                              ($ 9,621,476)   ($13,216,585)   ($12,276,725)
Current provision for depreciation, net of dispositions       (577,141)       (772,311)       (939,860)
Sale of Partnership interests                                1,100,398       4,367,420            --
Balance at end of year                                    ($ 9,098,219)   ($ 9,621,476)   ($13,216,585)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

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

Name                                    Title                               Age
----                                    -----                               ---

Michael A. Stoller        President, Chief Executive Officer and Director    44

Wilma R. Brooks           Vice President, Treasurer and Director             43

Barbara A. Gilman         Vice President and Director of Management          51

Stephen D. Puliafico      Director                                           45

James C. Coughlin         Director                                           36

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

         (e)  Business experience

         Michael A. Stoller is President, CEO, and a Director of the Managing General Partner and Newton Senior Living, LLC (formerly known as The Newton Group, LLC). From 1992 to 1994, Mr. Stoller was President and Director of MBMC, Inc. of Boston, and the Managing General Partner of MB Management Company Limited Partnership, of Boston, a property management company. From 1983 to 1992, Mr. Stoller was employed by REMAS, Inc. and was a Partner and Chief Operating Officer of MB Associates, which companies engaged in the development and management of government assisted housing properties. Mr. Stoller holds a B.S. from Babson College and is a Certified Public Accountant.

         Stephen D. Puliafico is Director of the Managing General Partner. Since August 1995 Mr. Puliafico has been Executive Vice President of Newton Senior Living, LLC. From 1994 to 1995 Mr. Puliafico was a Regional Sales Manager for Staples, a seller of office supplies. From 1982 to 1994, Mr. Puliafico was a General Manager for Lechmere, a discount department store chain. Mr. Puliafico holds a B.S. from Southeastern Massachusetts University.

         James C. Coughlin is a Director of the Managing General Partner. Since September 1997 Mr. Coughlin has been Vice President of Acquisitions of Newton Senior Living, LLC. Mr. Coughlin is responsible for corporate finance, project finance, project acquisitions, site selection and strategic planning. From 1995 to 1997, Mr. Coughlin was a principal of Peacock Associates, a real estate consulting and financial advisory firm. From 1992 to 1995, Mr. Coughlin was a real estate finance specialist for The Berkshire Group. Mr. Coughlin received his B.A. from Stonehill College and his M.B.A. from Suffolk University. Mr. Coughlin is a licensed Massachusetts real estate broker and a candidate at Boston University's Real Estate Finance Certificate Program.

         Wilma R.  Brooks is Vice  President,  Treasurer  and a Director  of the
Managing General Partner and Vice President and Treasurer of Newton Senior Living, LLC. From 1987 to 1993, Ms. Brooks was Chief Financial Officer and Treasurer of Congress Group Ventures, Inc., of Cambridge, Massachusetts, a commercial real estate developer. Ms. Brooks holds a B.S. from the University of Vermont and is a Certified Public Accountant.

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

         Such officers, directors and ten-percent security holders are also required by applicable rules to furnish the Partnership with copies of all
Section 16(a) reports they file. Although the Partnership has no directors or officers, the rules promulgated under ss. 16(a) provide that, for purposes of ss. 16, officers of the Managing General Partner are considered to be officers of the Partnership. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 3, 4 or 5 were required for such persons, the Partnership believes that, during the fiscal year ended December 31, 2000 its officers and ten percent security holders complied with all Section 16(a) filing requirements applicable to such individuals.

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

         Because it is organized as a limited partnership, the Partnership has issued no securities possessing traditional voting rights. However, the Partnership Agreement provides that certain matters may require the approval of a majority in interest of the Limited Partners. Such matters include:

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

         No person or group is known by the Managing General Partner to own beneficially more than 5% of the Partnership's 21,546 Units outstanding as of December 31, 2000

         (b) Security ownership of management.

         By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The Former Associate General Partner owned 10 Units, which have been assigned, as of January 1, 1997, to the current Managing General Partner.

         (c)  Changes in Control.

            None.

Item 13.  Certain Relationships and Related Transactions

         (a), (b), and (c): The Managing General Partner of the Partnership is TNG Properties, Inc., a Massachusetts corporation. See Note 6 to the Financial Statements of the Partnership contained in Item 8 of this report for a description of the fees and expense reimbursement paid by the Partnership to the current Managing General Partner and its affiliates. Directors and executive officers of TNG Properties, Inc. are identified in Item 10 of this report. During 2000, the Partnership was not involved in any transaction involving any of these directors or officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the directors or officers of the Managing General Partner, nor were any of the individuals indebted to the Partnership. Liberty LGP, formerly an affiliate of the predecessor general partners and now an affiliate of the Managing General Partner is entitled to receive certain administrative fees from the Local Limited Partnerships. At January 1, 2000 an aggregate of $117,674 in accrued and unpaid administrative fees were due to Liberty LGP from the Local Limited Partnerships. During 2000, Liberty LGP accrued $41,500 in administrative fees due from the Local Limited Partnerships and received payment aggregating $27,000. At December 31, 2000 accrued and unpaid administrative fees aggregated $132,174. Liberty LGP is not entitled to interest on the accrued and unpaid amount.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  1.  Financial Statements

         See Index included in Item 8, on page 20 of this Report.

     2.   Financial Statement Schedules

         See Index included in Item 8 on page 20 of this Report for schedules applicable to registrant.

     3.  Exhibits

          See (c) below

(b)  Reports on Form 8-K

        The registrant filed a Form 8-K dated December 20, 2000 reporting a change in its certifying accountant.


(c)  Index to Exhibits

        Except as set forth below,  all  Exhibits to Form 10-K,  as set forth in
        Item 601 of Regulation S-K, are not applicable.


Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

4.                     Instruments defining the rights of security holders:

4.1                    The Amended and Restated Certificate of Limited Partnership           Exhibit 4.1 to the registrant's Annual
                                                                                             Report on Form
                                                                                             10-K, for the period ended December
                                                                                             31, 1995.
4.2                    First Amendment to Second Amended and Restated Certificate of         Exhibit 4.2 to the registrant's Annual
                       Limited Partnership                                                   Report on Form
                                                                                             10-K, for the period ended December
                                                                                             31, 1995.
*4.39                  Amended Agreement of Limited Partnership                              Exhibit A to the prospectus contained
                                                                                             in Form S-11 Registration Statement
                                                                                             (File 2-90617)
4.4                    Amendment to the Amended Agreement of Limited Partnership             Exhibit 4.4 to the registrant's Annual
                       (withdrawal of Liberty Real Estate Corporation and Admission of TNG   Report on Form
                       Properties Inc.                                                       10-K, for the period ended December
                                                                                             31, 1995.
4.5                    Amendment to the Amended Agreement of Limited Partnership             Exhibit 4.5 to the registrant's Annual
                       (withdrawal of LHP Associates Limited Partnership)                    Report on Form
                                                                                             10-K, for the period ended December
                                                                                             31, 1995.
10.                    Material Contracts and Other Documents
10.4                   Documents Relating to Partnership Interest in Surry Manor, Ltd.

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




Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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



Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

*10.5 (c)              Promissory Notes dated August 31, 1984 from Liberty Housing           Exhibit 10.5 (c) to Post-Effective
                       Partners Limited Partnership to Billy P. Shadrick, from Liberty       Amendment No. 1 to Form S-11
                       Housing Partners Limited Partnership to Bobby Joe Davis and from      Regis-tration Statement (File 2-90617)
                       Liberty Housing Partners Limited Partnership to Bobby R. Badgett.
*10.5 (d)              Purchase Money Notes dated August 31, 1984 from Liberty Housing       Exhibit 10.5 (d) to Post-Effective
                       Partners Limited Partnership to Billy P. Shadrick and from Liberty    Amendment No. 1 to Form S-11
                       Housing Partners Limited Partnership to Bobby Joe Davis.              Registration Statement (File 2-90617)
*10.5 (e)              Pledge Agreements dated August 31, 1984 between Billy P. Shadrick     Exhibit 10.5 (e) to Post-Effective
                       and Liberty Housing Partners Limited Partnership, between Bobby Joe   Amendment No. 1 to Form S-11
                       Davis and Liberty Housing Partners Limited Partnership and between    Regis-triton Statement (File 2-90617)
                       Bobby R. Badgett and Liberty Housing Partners Limited Partnership.
*10.5                  (f)  Mortgage  Note dated  April 11,  1979 from  Glendale
                       Manor Apartments  Exhibit 10.5 (f) to  Post-Effective  to
                       Cincinnati  Mortgage  Corporation  and  related  Mortgage
                       dated April Amendment No. 1 to Form S-11 11, 1979 between
                       Glendale  Manor   Apartments   and  Cincinnati   Mortgage
                       Registration Statement (File 2-90617) Corporation.
*10.5 (g)              Regulatory Agreement dated April 11, 1979 between Glendale Manor      Exhibit 10.5 (g) to Post-Effective
                       Apartments and the Secretary of Housing and Urban Development.        Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
*10.5 (h)              Housing Assistance Payments Contract dated May 30, 1980 between       Exhibit 10.5 (h) to Post-Effective
                       Glendale Manor Apartments and the Secretary of Housing and Urban      Amendment No. 1 to Form S-11
                       Development                                                           Registration Statement (File 2-90617)

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



Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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



Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference


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

10.8                   Documents Relating to Partnership Interest in Oxford Homes for the
                       Elderly, Ltd.



Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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




Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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



Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

10.10                    Documents Relating to Partnership Interest in Austintown
                         Associates

*10.10 (a)               Escrow Agreement dated October 30, 1984 between James P. Manchi,    Exhibit 10.10 (a) to Post-Effective
                         Robert P. Baker, First March Realty Corporation and Liberty         Amendment No. 1 to Form S-11
                         Housing Partners Limited Partnership.                               Registration Statement (File 2-90617)
*10.10 (b)               Amended and Restated Certificate of Formation and Agreement of      Exhibit 10.10 (b) to Post-Effective
                         Limited Partnership of Austintown Associates.                       Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
*10.10 (c)               Promissory Note form dated October 30, 1984, Purchase Money Note    Exhibit 10.10 (c) to Post-Effective
                         form dated October 30, 1984, Pledge Agreement form dated October    Amendment No. 1 to Form S-11
                         30, 1984 and Schedule of Promissory Notes, Purchase Money Notes     Registration Statement (File 2-90617)
                         and Pledge Agreements between Liberty Housing Partners Limited
                         Partnership and the partners of Austintown Associates.
*10.10 (d)               Mortgage Note dated February 22, 1973 from Austintown Associates    Exhibit 10.10 (d) to Post-Effective
                         to Metropolitan Mortgage Corporation of Ohio, Supplementary         Amendment No. 1 to Form S-11
                         Mortgage Note dated November, 1975 from Austintown Associates to    Registration Statement (File 2-90617)
                         The Cleveland Trust Company, Supplementary Mortgage Note dated
                         March 24, 1978 from Austintown Associates to Diversified
                         Financial & Mortgage Services, Inc. and the related Mortgage dated February 22, 1973 between Austintown Associates and
                         Metropolitan Mortgage Corporation of Ohio.




Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference


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


Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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



Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference


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

10.14                    Documents Relating to Partnership Interest in Osuna Apartments
                         Company



Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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

10.15                    Documents Relating to Partnership Interest in Linden Park
                         Associates Limited Partnership



Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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




Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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

10.16                    Documents Relating to Partnership Interest Brierwood II, Ltd.

*10.16 (a)               Amended and Restated Certificate and Agreement of Limited           Exhibit 10.16 (a) to Post-Effective
                         Partnership of Brierwood II, Ltd.                                   Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
*10.16                   (b) Promissory Note form dated January 4, 1985,  Pledge
                         Agreement  form  Exhibit  10.16  (b) to  Post-Effective
                         dated January 4, 1985 and Schedule of Promissory  Notes
                         and  Pledge  Amendment  No. 2 to Form  S-11  Agreements
                         between Liberty Housing  Partners  Limited  Partnership
                         Registration  Statement (File 2-90617) and the partners
                         of Brierwood II, Ltd.
*10.16 (c)               Promissory Note dated January 4, 1985 from Brierwood II, Ltd. to    Exhibit 10.16 (c) to Post-Effective
                         Farmers Home Administration and related Deed to Secure Debt dated   Amendment No. 2 to Form S-11
                         January 4, 1985 between Brierwood II, Ltd. and Farmers Home         Registration Statement (File 2-90617)
                         Administration.

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




Exhibit                                    Description                                        Page Number or Filing from which
Numbers                                                                                       Incorporated by Reference

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

                                   By:  LIBERTY HOUSING PARTNERS LIMITED
                                        PARTNERSHIP
                                        (Registrant)
                                   By:  TNG Properties, Inc.,
                                        Managing General Partner



Date: 4/5/01                       By:  /s/ Michael A. Stoller
                                        Michael A. Stoller
                                        President, CEO, and Director of
                                        TNG Properties, Inc.
                                        Managing General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                 Title                                        Date


                        Vice President, Treasurer
                        and Director (principal
                        financial and accounting officer)
                        of TNG Properties, Inc. Managing
                        General Partner
/s/ Wilma R. Brooks                                                   4/5/01
Wilma R. Brooks

Signature                 Title                                        Date


                        President, CEO and Director of
                        TNG Properties, Inc. Managing
                        General Partner

/s/ Michael A. Stoller                                                4/5/01
Michael A. Stoller


                        Director of TNG Properties, Inc.
                        Managing General Partner

/s/ Stephen D. Puliafico                                              4/5/01
Stephen D. Puliafico




                        Director of TNG Properties, Inc.
                        Managing General Partner
/s/ James C. Coughlin                                                 4/5/01
James C. Coughlin