Form 10-Q
period 2001-03-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2001-05-15
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended     March 31, 2001


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


      --------------------------------------------------------------------
                   Former address, if changed from last report

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


                            Exhibits Index on Page 25


                      LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                         (A Massachusetts Limited Partnership)

                                         INDEX


                                                                                  Page

Part I: Financial Information

Item 1. Financial Statements:

        Statement of Net Assets in Liquidation, March 31, 2001 and
         December 31, 2000                                                          3

        Statement of Changes of Net Assets in Liquidation for the
         Three months Ended March 31, 2001                                          4

        Statement of Operations for the Three Months Ended March 31, 2000           5

        Statement of Cash Flows for the Three Months Ended March 31, 2000         6-7

        Notes to Financial Statements                                            8-17

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                               18-24

Item 3. Quantitative and Qualitative Disclosure about Market Risk - not applicable

Part II:   Other Information

Item 3.  Defaults Upon Senior Securities                                           25

Item 6.  Exhibits and Reports on Form 8-K                                          25




                          LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                             STATEMENT OF NET ASSETS IN LIQUIDATION



                                                               (Unaudited)         (Audited)
                                                                March 31,         December 31,
                                                                   2001              2000
                                                              ------------       -------------
Assets (Liquidation Basis):

    Cash and cash equivalents                                   $521,414            $376,286
    Restricted cash                                               76,042             147,103
    Distributions receivable                                      39,333                --
    Investments in Local Limited Partnerships                    109,396             296,910
                                                                --------            --------
       Total Assets                                             $746,185            $820,299
                                                                ========            ========

Liabilities (Liquidation Basis):

    Purchase Money Notes and accrued interest liabilities       $ 52,302            $ 51,983
    Accounts payable to affiliates                               386,271             386,271
    Accounts payable                                              23,697               3,596
    Accrued expenses                                             277,964             375,250
    Interest payable                                                 841                 841
                                                                --------            --------
       Total liabilities                                         741,075             817,941
                                                                --------            --------

Net Assets in Liquidation                                       $  5,110            $  2,358
                                                                ========            ========




           The accompanying notes are an integral part of these financial statements.



                                LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                    (A Massachusetts Limited Partnership)

                              STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                           For the period from January 1, 2001 to March 31, 2001
                                                 (Unaudited)


Net Assets in liquidation at December 31, 2000                                                    $  2,358

Operating Activities
    Interest income                                                              $  4,882
                                                                                 --------
Operating Expenses
    Purchase Money Note interest - increase in accrual              $  (319)
    Other operating expenses                                         (2,115)       (2,434)
                                                                    -------      --------
          Sub-total operating activities                                                             2,448

Liquidating Activities
   Increase in investment in Local Limited Partnerships                               319
   Change in estimated liquidation value
      Estimated sales price                                         148,500
      Actual sales price                                            148,485           (15)
                                                                    -------      --------
            Sub-total liquidating activities                                                           304
                                                                                                  --------

Net Assets in liquidation at March 31, 2001                                                       $  5,110
                                                                                                  ========






                 The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                  For the Three
                                                                   Months Ended
                                                                 March 31, 2000
                                                                ----------------

Interest income                                                     $     5,758

Expenses:

  Interest expense                                                      182,808

  General and administrative expenses:
     Affiliates                                                          24,500
     Other                                                                6,007
                                                                    -----------
  Total expenses                                                        213,315
                                                                    -----------

Loss before other income and equity in income (loss) of
  Local Limited Partnership investments                                (207,557)

Other income:
  Gain on sale of investment in Osuna Apartments                      2,434,099
                                                                    -----------

Income before equity in income of Local Limited
  Partnership investments                                             2,226,542

Equity in income of Local Limited partnership
  investments
                                                                          3,140
                                                                    -----------

Net income                                                          $ 2,229,682
                                                                    ===========

Limited partners' interest in net income                            $ 2,207,385
                                                                    ===========

Weighted average number of units outstanding
  used in computing basic net income per limited
  partnership unit                                                       21,566
                                                                    ===========

Basic net income per
  limited partnership unit                                          $    102.35
                                                                    ===========






   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                For the Three
                                                             Months Ended March
                                                                  31, 2000
                                                             ------------------


Cash flows from operating activities:
   Cash distributions from Local Limited Partnerships            $   124,988
   Interest payments on Purchase Money Notes                          (9,101)
   Cash paid for general and administration expenses                 (12,572)
   Interest received                                                   2,048
                                                                 -----------
         Net cash provided by operating activities                   105,363
                                                                 -----------

Cash flows from financing activity:
   Capital distributions                                              (3,087)
                                                                 -----------
         Net cash used in financing activities                        (3,087)
                                                                 -----------

Cash flows from investing items:
   Cash proceeds from sale of investment in Osuna
    Apartments                                                       100,000
   Consulting fees                                                   (23,426)
   Deferred closing costs and reimbursable expenses                   (8,073)
                                                                 -----------
         Net cash provided by investing items                         68,501
                                                                 -----------

Net increase in cash and cash equivalents                            170,777

Cash and cash equivalents at:

   Beginning of period                                               526,940
                                                                 -----------

   End of period                                                 $   697,717
                                                                 ===========


                                   (continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                       STATEMENT OF CASH FLOWS (continued)
                                   (Unaudited)

Reconciliation of net income to net cash provided by operating activities:

                                                               For the Three
                                                             Months Ended March
                                                                  31, 2000
                                                             ------------------

Net income                                                       $ 2,229,682

Adjustments to reconcile net income to net cash provided by operating activities:

    Share of income of Local Limited
      Partnership investments                                         (3,140)

    Cash distributions from Local Limited
      Partnerships                                                   124,988

    Interest expense added to Purchase Money
      Notes, net of discount amortization                            182,845

    Gain on sale of investment in Local Limited
      Partnerships                                                (2,434,099)

    (Decrease) increase in:
      Interest receivable                                             (3,709)
      Accrued interest payable                                        (9,137)
      Accounts payable to affiliates                                  24,498
      Accounts payable                                                11,435
      Accrued expenses                                               (18,000)
                                                                 -----------
Net cash provided by operating activities                        $   105,363
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

Liquidation and Sale of Investments in Local Limited Partnerships

      On March 30, 2001, the Partnership sold its 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for $148,485 plus the assumption of the related Purchase Money Note obligations. The carrying value of these properties had been adjusted at December 31, 2000 to reflect the actual sales transactions.

      On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna Apartments Company ("Osuna") to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, including $1,800 recognized in the third quarter of 2000, the Partnership recognized a gain of $2,432,299 on the sale of the investment.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Organization and Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

      The Linden GP was engaged in September, 1998 to assist the general partner to review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from the segregated funds discussed above. The remaining balance of the segregated funds was $76,042 as of March 31, 2001. In the first quarter of 2001, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investments in Fuquary-Varina, Oxford Homes and Williamston Homes totaled $71,723. In 2000, the consulting fees paid to the Linden GP in respect of the successful sale of the Partnership's investment in Osuna Apartments was $23,426 and reimbursed expenses totaled $407.

      Management has entered into negotiations and agreements to sell the Partnership's 94% interests in Brierwood, Brierwood II, Pine Forest and Meadowwood Apartments. The Partnership would receive only a nominal cash payment in connection with each sale. The sale of the Partnership's interests in Brierwood, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Such consents were requested. The
Partnership received unanimous consent from the Purchase Money Note holders relating to Pine Forest Apartments but did not receive unanimous consent from the Purchase Money Note holders relating to Brierwood and Meadowwood Apartments. Accordingly, the transactions could not all be consummated as proposed. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the partnership's project. Liberty LGP has agreed to pursue the sale of these four properties. The proposed purchasers are affiliates of the local general partner in these partnerships. The transactions are not expected to result in any distribution in respect of the Partnership's interest in these partnerships. Management presently anticipates the closing of these transactions in the third quarter of 2001.

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

      As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining seven Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

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

2.       Significant Accounting Policies

Basis of Presentation

      In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial statements of the Partnership for the periods presented. Changes of net assets in liquidation and operating results of any interim period are not necessarily indicative of the results that may be expected for a full year. The financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.       Significant Accounting Policies, continued

Basis of Accounting

      Effective December 31, 2000, the Partnership adopted the liquidation basis of accounting. Prior to that date, the Partnership recorded results of operations using the going concern basis of accounting.

      The accompanying statements of net assets in liquidation and statement of changes of net assets in liquidation, reflect the transactions of the Partnership utilizing liquidation accounting concepts as required by accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated payable amounts.

      The valuation of assets and liabilities necessarily requires estimates and assumptions, and there are uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded.

      The accompanying statement of operations for the three months ended March 31, 2000 reflects the operations of the Partnership prior to the adoption of liquidation basis of accounting and prior to the adjustments required to adopt the liquidation basis of accounting.

Investment in Local Limited Partnerships

      Investments in Local Limited Partnerships at March 31, 2001 consist of investments in seven Local Limited Partnerships which are stated at estimated liquidation value. Prior to the adoption of liquidation accounting, the investments in Local Limited Partnerships were accounted for by the equity method whereby costs to acquire the investments, including cash paid, notes issued and other costs of acquisition, were capitalized as part of the investment account. The Partnership's equity in the earnings or losses of each of the Local Limited Partnerships was reflected as an addition to or reduction of the respective investment account. The Partnership did not recognize losses, which reduced its investment account below zero. Cash distributions received which reduce the investment below zero were recognized as investment income.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.       Contingencies

      The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The Purchase
Money Notes relating to Glendale Manor matured on August 29, 2000. These remaining five series Purchase Money Notes are now in default. The Purchase Money Notes for Surry Manor mature on July 9, 2001.

      The sale or other disposition by the Partnership of its interests in the Local Limited Partnerships, including in connection with a foreclosure of the pledged security for Purchase Money Note obligations, is likely to result in recapture of previously claimed tax losses to the Partnership and may have other adverse tax consequences to the Partnership and to the Limited Partners. Such recapture may cause some or all of the Limited Partners to have taxable income from the Partnership without cash distributions from the Partnership with which to satisfy the tax liability resulting therefrom.

      As discussed in Note 1 above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining seven Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

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

      The  rents  of the  Properties,  many  of  which  receive  rental  subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from April 2001 through October 2001. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of
Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRA. On September 11, 1998, HUD issued an interim rule to provide clarification for implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

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

      As such, each Local Limited Partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA. The properties are working with HUD to renew their existing contracts for two to five year periods.

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

4.       Investments in Local Limited Partnerships

      The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which own and operate government assisted multi-family housing complexes. As discussed in Note 1 above, the Partnership has sold six of its investments as of March 31, 2001. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

      As discussed above, the Partnership is currently in the process of liquidating the Partnership and disposing of its remaining investments in the Local Limited Partnerships presently estimated to occur through the fourth quarter of 2001 or first quarter of 2002. No assurance can be given that management will be able to complete its liquidation of Partnership's investments within this time period.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.       Investments in Local Limited Partnerships, continued

         The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                  (Unaudited)             Audited
                                                                   March 31,            December 31,
                                                                      2001                 2000
                                                                -------------          -------------
Total acquisition cost to the Partnership                        $ 9,356,379           $ 9,356,379

Additional capital contributed by the Partnership                     11,425                11,425

Partnership's share of losses of Local Limited Partnerships       (3,400,251)           (3,444,200)

Cash distributions received from Local Limited Partnerships       (4,199,256)           (4,199,256)

Cash distributions received from Local  Limited
     Partnerships recognized as Investment Income                     95,195                95,195

Sales of investments in Local Limited Partnerships                (1,512,144)           (1,035,518)

Adjustment to reduce investments in Local Limited Partnerships
     to liquidation accounting basis                                (241,952)             (487,115)
                                                                 -----------           -----------

Investments in Local Limited Partnerships                        $   109,396           $   296,910
                                                                 ===========           ===========


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.  Investments in Local Limited Partnerships, continued

         Summarized financial information from the combined financial statements of all Local Limited Partnerships is as follows:

                 Summarized Statement of Operations (Unaudited)


                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                 2001                     2000
                                            -----------              -----------

Rental and other income                      $ 833,773                $ 771,859
Expenses:
   Operating expenses                          523,887                  520,529
   Interest expense                            143,579                  144,858
   Depreciation and amortization               144,749                  150,107
                                             ---------                ---------
     Total expenses                            812,215                  815,494
                                             ---------                ---------

 Net income (loss)                           $  21,558                $ (43,635)
                                             =========                =========

Partnership's share of net income (loss)     $  21,856                $ (42,476)
                                             =========                =========

Other partners' share
  of net income (loss)                       $    (298)               $  (1,159)
                                             =========                =========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

      The difference between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the three months ended March 31, 2000 and the share of loss in the above Summarized Statement of Operations consists of the Partnership's unrecorded share of losses and cash distributions recorded as investment income as follows:

                                                                  For the Three
                                                                   Months Ended
                                                                 March 31, 2000
                                                                 --------------
Share of income in Local Limited Partnership Investments
  in the Partnership's Statement of Operations                      $  3,140

Partnership's share of income (loss) in the
  Above summarized Statement of Operations                           (42,476)
                                                                    --------
     Difference                                                     $ 45,616
                                                                    ========

Unrecorded Losses:
     Brierwood, Ltd.                                                   6,847
     Brierwood II, Ltd.                                                5,735
     Pine Forest Apartments, Ltd.                                      9,860
     Surry Manor                                                       7,579
     Glendale Manor                                                    4,262
     Meadowwood                                                        9,405
                                                                    --------
     Subtotal Unrecorded Losses                                       43,688

Cash distributions recorded as investment income:
     Glendale Manor                                                    1,928
                                                                    --------
Total                                                               $ 45,616
                                                                    ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5.       Transactions with Affiliates

      In  the  first  three   months  of  2000,   the   Partnership   recognized
administrative expenses and management fees owed to the Managing General Partner of $12,000 and $12,500, respectively.

      In connection with the adoption of the liquidation basis of accounting, an adjustment to record estimated liabilities through the liquidation of $100,000 was recorded at December 31, 2000. This amount included $50,000 of partnership management fees and $50,000 of reimbursable administration expenses. At March 31, 2001, accounts payable to affiliates totaling $386,271 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $156,000 and $154,771, respectively and amounts estimated through the liquidation for administrative expenses and management fees of $38,000 and $37,500, respectively. In the first quarter of 2001, there were no administrative expenses and management fees to the General Partner recognized in addition to the estimate through liquidation recorded at December 31, 2000.

6.       Statement of Distributable Cash from Operations

      Distributable Cash From Operations for the three months ended March 31, 2001, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income                                                        $  4,882

Plus: 2000 cash distributions to be received from
      Local Limited Partnerships, net of non-resident
      state withholding taxes                                            39,333

Less: 2001 interest payments on Purchase Money
      Notes to be paid out of 2000 cash
      distributions from Local Limited Partnerships                     (39,333)

Less: General and administrative expenses                               (40,231)
                                                                       --------

Cash from Operations, as defined                                        (35,349)
                                                                       --------

Distributable Cash from Operations, as defined                         $      0
                                                                       ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

      Because of the progress which had been made during 2000 in connection with the Partnership's efforts to liquidate its portfolio of investments in Local Limited Partnerships, effective December 31, 2000, the Partnership adopted the liquidation basis of accounting. Prior to that date, the Partnership recorded results of operations using the going concern basis of accounting.

      Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the liquidation of the Partnership's assets. The actual values upon liquidation and costs associated therewith could be higher or lower than the amounts recorded. In connection with the liquidation, the Partnership has recorded an accrual for additional expenses to reflect the Partnership's best estimate of the costs associated with the liquidation.

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

      In May 1999, the Partnership sold its interest in Fiddlers Creek Apartments and the purchaser assumed the Partnership's obligations under the related Purchase Money Notes. In July 1999, the Partnership sold its interest in Linden Park Associates. Linden Park Associates refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes. In February 2000, the Partnership sold its interest in Osuna Apartments Company and the holders of the Purchase Money Notes released the Partnership from all liabilities in connection with the Notes. On March 30, 2001, the Partnership sold its interest in Fuquay-Varina, Oxford Homes and Williamston Homes and the purchaser assumed the Partnership obligations under the related Purchase Money Notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

      At March 31, 2001, five series of the Purchase Money Notes, relating to Austintown Associates, Meadowwood Ltd., Brierwood Ltd, Pine Forest Apartments, Ltd. and Glendale Manor Apartments, had matured and were in default. The remaining series of Purchase Money Notes, relating to Surry Manor, Ltd., mature on July 9, 2001. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

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

      On March 30, 2001, the Partnership sold its 98% limited partnership interests in Fuquay-Varina, Oxford Homes and Williamston Homes to the general partner of these partnerships or his affiliate for $148,485 plus the assumption of the related Purchase Money Note obligations. The carrying value of these properties had been adjusted at December 31, 2000 to reflect the actual sales transactions.

      On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna Apartments Company ("Osuna") to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, including $1,800 recognized in the third quarter of 2000, the Partnership recognized a gain of $2,432,299 on the sale of the investment.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

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

      Management has entered into negotiations and agreements to sell the Partnership's 94% interests in Brierwood, Brierwood II, Pine Forest and Meadowwood Apartments. The Partnership would receive only a nominal cash payment in connection with each sale. The sale of the Partnership's interests in Brierwood, Pine Forest and Meadowwood Apartments also requires consent from all the related Purchase Money Note holders. Such consents were requested. The
Partnership received unanimous consent from the Purchase Money Note holders relating to Pine Forest Apartments but did not receive unanimous consent from the Purchase Money Note holders relating to Brierwood and Meadowwood Apartments. Accordingly, the transactions could not be consummated as proposed. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the partnership's project. Liberty LGP has agreed to pursue the sale of these four properties. The proposed purchasers are affiliates of the local general partner in these partnerships. The transactions are not expected to result in any distribution in respect of the Partnership's interest in these partnerships. Management presently anticipates the closing of these transactions in the third quarter of 2001.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

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

      As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining seven Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

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

      In light of the Partnership's adoption of the liquidation basis of accounting, the Partnership's net asset values as of March 31, 2001 and December 31, 2000 reflect the net realizable values for the Investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments. In addition, an estimated liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainties related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

      At March 31, 2001, the Partnership had total cash and cash equivalents of $597,456, including cash reserves of $521,414 and restricted cash of $76,042 as compared to total cash at December 31, 2000 of $523,389, including cash reserves of $376,286 and restricted cash of $147,103. Cash reserves increased primarily as the result of $148,485 proceeds from the sale of the Partnership's interests in Fuquay-Varina, Oxford Homes and Williamston Homes. Restricted cash decreased as a result of costs paid relating to the sale of the Partnership's investments.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

      Accounts payable and accrued expenses decreased to a total of $301,661 at March 31, 2001 from $378,846 at December 31, 2000. The decrease was primarily the result of payment of consulting fees relating to the sale of the Partnership's investments of $71,723 and operating costs of $7,577.

The Local Limited Partnerships.

      The liquidity of the Local Limited Partnerships in which the Partnership has invested is dependent on the ability of the respective Local Limited
Partnerships, which own and operate government assisted multi-family rental housing complexes, to generate cash flow sufficient to fund operations and debt service and to maintain working capital reserves. Each of the Local Limited Partnerships is regulated by government agencies which require monthly funding of certain operating and capital improvements reserves and which regulate the amount of cash to be distributed to owners. Each Local Limited Partnership's source of funds is rental income received from tenants and government subsidies. Certain of the Local Limited Partnerships receive rental income pursuant to
Section 8 rental assistance contracts which expire at various times from April 2001 through October 2001. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

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

      As such, each Local Limited Partnership may choose to either opt out of the Section 8 program, request mortgage restructuring and renewal of the Section 8 contract, or request renewal of the Section 8 contract without mortgage restructuring. Each option contains a specific set of rules and procedures that must be followed in order to comply with the requirements of MAHRAA. The properties are working with HUD to renew their existing contracts for two to five year periods.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Local Limited Partnerships.

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

      As discussed above, the Partnership is currently in various stages of negotiations to sell its interests in the remaining seven local limited partnerships. If the Partnership is successful in disposing of its remaining seven investments, management presently intends to wind up the Partnership's operations in the fourth quarter of 2001 or the first quarter of 2002.

      Each of the Local Limited Partnerships has incurred mortgage indebtedness. The mortgage loans provide for equal monthly payments of principal and interest in amounts, which will reduce the principal amount of the loans to zero at maturity. Each of the maturity dates of the respective mortgages is substantially beyond the due date of the Purchase Money Note obligations.

      Upon a sale of a property by a Local Limited Partnership the mortgage indebtedness of such property must be satisfied prior to distribution of any funds to the partners in the Local Limited Partnership.

Partnership Operations

      Because the Partnership adopted the liquidation basis of accounting on December 31, 2000, the results of operations for the period ended March 31, 2001 are not presented. Instead, the Partnership's operating results have been reflected on the statement of changes of net assets in liquidation and reflect changes from the estimated net realizable values of assets and anticipated payable amounts of liabilities previously recorded.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Partnership Operations, continued

      In the first three months of 2001, interest income earned on cash reserves decreased to $4,882 from $5,758 in the first three months of 2000, principally as a result of a lower balance in the first quarter of 2001. The Partnership incurred additional expenses of $2,115 in the first quarter of 2001 versus $30,507 in the first quarter of 2000. The Partnership has not booked interest expense on the remaining Purchase Money Notes in the first three months of 2001, although the associated legal liability has increased. Under the liquidation basis of accounting, the carrying value of the Purchase Money Notes and accrued interest has been written down to the anticipated payable amounts. On March 30, 2001, the Partnership sold its interest in Fuquay-Varina, Oxford Homes and Williamston Homes. These sales transactions did not vary materially from previously recorded amounts. The Partnership's equity in income for the first three months of 2000 was $3,140.

                                     PART II
                                Other Information

Item 3.  Defaults Upon Senior Securities.

      The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The Purchase Money Notes relating to Glendale Manor matured on August 29, 2000. These five series of Purchase Money Notes are now in default. The amounts due at maturity under these non-recourse obligations consisted of $3,280,000 in aggregate principal amount and $3,833,453 in accrued and unpaid interest. As of March 31, 2001, the aggregate arrearages under these notes amounted to $7,493,273.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      The following exhibit is filed herewith:

      Exhibit Number                Description

      18                            Letter re Change in Accounting Principle

(b) Reports on Form 8-K

      On April 13, 2001, the Partnership filed a Current Report on form 8-K to report the disposition on March 30, 2001 of its limited partner interests in Oxford Homes for the Elderly, Ltd., Williamston Homes for the Elderly, Ltd. and Fuquay-Varina Homes for the Elderly, Ltd..

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


Date:  May 15, 2001