Form 10-Q
period 2001-06-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2001-08-07
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended     June 30, 2001


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from ______________ to  ______________


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


        _______________________________________________________________
                   Former address, if changed from last report

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

                                      INDEX

                                                                                                                      Page
Part I:  Financial Information

Item 1.  Financial Statements:

        Statement of Net Assets in Liquidation, June 30, 2001 and
         December 31, 2000                                                                                                3

        Statement of Changes of Net Assets in Liquidation for the
         Six months Ended June 30, 2001                                                                                   4

        Statement of Operations for the Three Months and Six Months Ended June 30, 2000                                   5

        Statement of Cash Flows for the Six Months Ended June 30, 2000                                                  6-7

        Notes to Financial Statements                                                                                  8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                                18-24

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -
            Disclosure not applicable

Part II: Other Information

Item 3.  Defaults Upon Senior Securities                                                                                 25

Item 6.  Exhibits and Reports on Form 8-K                                                                                25

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     STATEMENT OF NET ASSETS IN LIQUIDATION



                                                                                    (Unaudited)                  (Audited)
                                                                                      June 30,                  December 31,
                                                                                        2001                        2000
                                                                                 ---------------------       ---------------------
Assets (Liquidation Basis):

    Cash and cash equivalents                                                              $461,484                   $ 376,286
    Restricted cash                                                                          58,394                     147,103
    Investments in Local Limited Partnerships                                               109,396                     296,910
                                                                                 ---------------------       ---------------------
       Total Assets                                                                        $629,274                   $ 820,299
                                                                                 =====================       =====================

Liabilities (Liquidation Basis):

    Purchase Money Notes and accrued interest liabilities                                  $ 10,198                    $ 51,983
    Accounts payable to affiliates                                                          384,271                     386,271
    Accounts payable                                                                          6,913                       3,596
    Accrued expenses                                                                        224,317                     375,250
    Interest payable                                                                            841                         841
                                                                                 ---------------------       ---------------------
       Total liabilities                                                                    626,540                     817,941
                                                                                 ---------------------       ---------------------

Net Assets in Liquidation                                                                  $  2,734                    $  2,358
                                                                                 =====================       =====================













   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
              For the period from January 1, 2001 to June 30, 2001
                                   (Unaudited)


Net Assets in liquidation at December 31, 2000                                                                           $  2,358

Operating Activities
    Interest income                                                                               $ 9,877
                                                                                          ------------------

Operating Expenses
    Purchase Money Note interest - increase in accrual                    $  (319)
    Other operating expenses                                               (9,486)                 (9,805)
                                                                  ------------------      ------------------
          Sub-total operating activities                                                                                       72

Liquidating Activities
    Increase in investment in Local Limited Partnerships                                              319
    Change in estimated liquidation value
      Estimated sales price                                               148,500
      Actual sales price                                                  148,485                     (15)
                                                                  ------------------      ------------------
            Sub-total liquidating activities                                                                                  304
                                                                                                                  ------------------


Net Assets in liquidation at June 30, 2001                                                                               $  2,734
                                                                                                                  ==================













   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                         For the Three                  For the Six
                                                                          Months Ended                 Months Ended
                                                                         June 30, 2000                June 30, 2000
                                                                   ----------------------        ----------------------

Interest income                                                              $   4,408                    $   10,166

Expenses:
   Interest expense                                                            176,463                       359,271

   General and administrative expenses:
        Affiliates                                                              24,500                        49,000
        Other                                                                    2,984                         8,991
                                                                   ----------------------        ----------------------
   Total expenses                                                              203,947                       417,262
                                                                   ----------------------        ----------------------

Loss before other income and equity in income of Local Limited
   Partnership investments                                                    (199,539)                     (407,096)

Other income:
   Gain on sale of investment in Osuna Apartments                                    -                     2,434,099
                                                                   ----------------------        ----------------------

Income (loss) before equity in income of Local Limited
   Partnership investments                                                    (199,539)                    2,027,003

Equity in income of Local Limited partnership investments
                                                                               118,470                       121,610
                                                                   ----------------------        ----------------------

Net income (loss)                                                            $ (81,069)                   $2,148,613
                                                                   ======================        ======================

Limited partners' interest in net income (loss)                              $ (80,258)                   $2,127,127
                                                                   ======================        ======================

Weighted average number of units outstanding used in
   computing basic net income (loss) per limited
   partnership unit                                                             21,566                        21,566
                                                                                ======                        ======

Basic net income (loss) per
   Limited partnership unit                                                  $   (3.72)                   $    98.63
                                                                              =========                     ========






   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                       For the Six Months
                                                                                                      Ended June 30, 2000
                                                                                                    ----------------------


Cash flows from operating activities:
    Cash distributions from Local Limited Partnerships                                                        $  129,618
    Interest payments on Purchase Money Notes                                                                   (123,760)
    Cash paid for general and administration expenses                                                            (27,029)
    Interest received                                                                                              8,090
                                                                                                    ----------------------
          Net cash used in operating activities                                                                  (13,081)
                                                                                                    ----------------------

Cash flows from financing activity:
    Capital distributions                                                                                         (3,087)
                                                                                                    ----------------------
          Net cash used in financing activities                                                                   (3,087)
                                                                                                    ----------------------

Cash flows from investing items:
    Cash proceeds from sale of investment in Osuna
      Apartments                                                                                                 100,000
    Consulting fees                                                                                              (23,426)
    Deferred closing costs and reimbursable expenses                                                             (31,223)
    Estimated  state taxes paid from proceeds from sale of investments
      in Local Limited Partnerships                                                                             (211,271)
                                                                                                    ----------------------
          Net cash used in  investing items                                                                     (165,920)
                                                                                                    ----------------------

Net decrease in cash and cash equivalents                                                                       (182,088)

Cash and cash equivalents at:

    Beginning of period                                                                                          526,940
                                                                                                    ----------------------

    End of period                                                                                             $  344,852
                                                                                                    ======================



                                   (continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                       STATEMENT OF CASH FLOWS (continued)
                                   (Unaudited)

Reconciliation of net income to net cash provided by operating activities:

                                                                                                       For the Six Months
                                                                                                      Ended June 30, 2000
                                                                                                     ---------------------

Net income                                                                                                    $2,148,613

Adjustments to reconcile net income to net cash provided by operating activities:

        Share of income of Local Limited
           Partnership investments                                                                              (121,610)

        Cash distributions from Local Limited
           Partnerships                                                                                          129,618

        Interest expense added to Purchase Money
           Notes, net of discount amortization                                                                   238,757

        Gain on sale of investment in Local Limited
           Partnerships                                                                                       (2,434,099)

      (Decrease) increase in:
             Interest receivable                                                                                  (2,076)
             Accrued interest payable                                                                             (3,244)
             Accounts payable to affiliates                                                                       48,998
             Accounts payable                                                                                        962
             Accrued expenses                                                                                    (19,000)
                                                                                                              -----------
Net cash used in operating activities                                                                         $  (13,081)
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization and Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

      The Linden GP was engaged in September, 1998 to assist the general partner to review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from the segregated funds discussed above. The remaining balance of the segregated funds was $58,394 as of June 30, 2001. In the second quarter of 2001, consulting fees totaling $18,018 were paid to the Linden GP in respect to Austintown Associates. In the first quarter of 2001, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investments in Fuquary-Varina, Oxford Homes and Williamston Homes totaled $71,723. In 2000, the consulting fees paid to the Linden GP in respect of the successful sale of the Partnership's investment in Osuna Apartments was $23,426 and reimbursed expenses totaled $407.

      Management entered into negotiations to sell the Partnership's 94% interests in Brierwood, Brierwood II, Pine Forest and Meadowwood Apartments. The sale of the Partnership's interests in Brierwood, Pine Forest and Meadowwood Apartments requires consent from all the related Purchase Money Note holders. Such consents were requested. The Partnership received unanimous consent from the Purchase Money Note holders relating to Pine Forest Apartments but did not receive unanimous consent from the Purchase Money Note holders relating to Brierwood and Meadowwood Apartments. Accordingly, the transactions could not all be consummated as proposed. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the partnership's project. Liberty LGP has agreed to pursue the sale of these four projects and has caused the respective Local Limited Partnerships to enter into contracts for sale of the projects. The proposed purchasers are affiliates of the local general partner in these partnerships. . The Local Limited Partnership would receive only a nominal cash payment in connection with each sale. The transactions are not expected to result in any distribution in respect of the Partnership's interest in these partnerships. Management presently anticipates the closing of these transactions by the end of 2001.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization and Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

      Management commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to either purchase the Partnership's interests in those partnerships or sell the Partnership's projects. The local manager is now in the process of obtaining market studies for these properties. No agreement on the transfer of these interests or the sale of these properties has been reached. The sale of these interests requires unanimous consent of the Purchase Money Note holders. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of these projects. Management will continue to pursue both options in the third quarter of 2001.

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

Basis of Presentation, continued

include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

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

      The accompanying statement of operations for the three months and six months ended June 30, 2000 reflects the operations of the Partnership prior to the adoption of liquidation basis of accounting and prior to the adjustments required to adopt the liquidation basis of accounting.

Investment in Local Limited Partnerships

      Investments in Local Limited Partnerships at June 30, 2001 consist of investments in seven Local Limited Partnerships which are stated at estimated liquidation value. Prior to the adoption of liquidation accounting, the investments in Local Limited Partnerships were accounted for by the equity method whereby costs to acquire the investments, including cash paid, notes issued and other costs of acquisition, were capitalized as part of the investment account. The Partnership's equity in the earnings or losses of each of the Local Limited Partnerships was reflected as an addition to or reduction of the respective investment account. The Partnership did not recognize losses, which reduced its investment account below zero. Cash distributions received which reduce the investment below zero were recognized as investment income.

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

3. Contingencies

      The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The Purchase Money Notes relating to Glendale Manor matured on August 29, 2000. These five series Purchase Money Notes were in default at June 30, 2001. The Purchase Money Notes for Surry Manor matured on July 9, 2001 and are now also in default.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3. Contingencies, continued

      The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreement for Surry Manor expired in April, 2001. The local manager is working with HUD for a one year extension. The agreements for Austintown Associates and Glendale Manor expire in October 2001 and May 2002, respectively. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRA. On September 11, 1998, HUD issued an interim rule to provide clarification for implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based
Section 8 contracts expiring in fiscal year 2000.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4. Investments in Local Limited Partnerships

      The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which own and operate government assisted multi-family housing complexes. As discussed in Note 1 above, the Partnership has sold six of its investments as of June 30, 2001. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

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

      The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                                    (Unaudited)                   (Audited)
                                                                                      June 30,                   December 31,
                                                                                        2001                        2000
                                                                              -------------------------     -----------------------

Total acquisition cost to the Partnership                                                $ 9,356,379                 $ 9,356,379

Additional capital contributed by the Partnership                                             11,425                      11,425

Partnership's share of losses of Local Limited Partnerships                               (3,375,022)                 (3,444,200)

Cash distributions received from Local Limited Partnerships                               (4,199,256)                 (4,199,256)

Cash distributions received from Local  Limited
        Partnerships recognized as Investment Income                                          95,195                      95,195

Sales of investments in Local Limited Partnerships                                        (1,512,144)                 (1,035,518)
Adjustment to reduce investments in Local Limited Partnerships
        to liquidation accounting basis                                                     (267,181)                   (487,115)
                                                                              -------------------------     -----------------------

Investments in Local Limited Partnerships                                                  $ 109,396                   $ 296,910
                                                                              =========================     =======================

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.  Investments in Local Limited Partnerships, continued

      Summarized financial information from the combined financial statements of the ten Local Limited Partnerships in which the Partnership held investments during the six months ended June 30, 2001 is as follows:

                 Summarized Statement of Operations (Unaudited)


                                                For the Three Months Ended June 30,            For the Six Months Ended June 30,
                                          --------------------------------------------    -----------------------------------------
                                                        2001                   2000                  2001                   2000
                                          ---------------------    -------------------    ------------------    -------------------

Rental and other income                            $ 621,156              $ 847,309           $ 1,454,929            $ 1,619,168
Expenses:
   Operating expenses                                385,931                458,079               909,818                978,608
   Interest expense                                  108,672                143,579               252,251                288,437
   Depreciation and amortization                     111,556                144,423               256,305                294,530
                                          ---------------------    -------------------    ------------------    -------------------
     Total expenses                                  606,159                746,081             1,418,374              1,561,575
                                          ---------------------    -------------------    ------------------    -------------------

Net income (loss)                                  $  14,997              $ 101,228           $    36,555            $    57,593
                                          ---------------------    -------------------    ------------------    -------------------

Partnership's share of net income (loss)           $  15,382              $ 101,431           $    37,238            $    58,955
                                          ---------------------    -------------------    ------------------    -------------------

Other partners' share
   of net income (loss)                            $    (385)             $    (203)          $      (683)           $    (1,362)
                                          ---------------------    -------------------    ------------------    -------------------

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4. Investments in Local Limited Partnerships, continued

      The difference between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the three months ended and six months ended June 30, 2000 and the share of loss in the above Summarized Statement of Operations consists of the Partnership's unrecorded share of losses and cash distributions recorded as investment income as follows:

                                                                                   For the Three               For the Six
                                                                                    Months ended              Months Ended
                                                                                   June 30, 2000             June 30, 2000
                                                                              ---------------------     ---------------------
Share of income in Local Limited Partnership Investments
  in the Partnership's Statement of Operations                                        $  118,470                $  121,610

Partnership's share of income in the
  above summarized Statement of Operations                                            $  101,431                    58,955
                                                                              ---------------------     ---------------------
      Difference                                                                      $   17,039                $   62,655
                                                                              =====================     =====================

Unrecorded Losses:
      Brierwood, Ltd.                                                                       (205)                    6,642
      Brierwood II, Ltd.                                                                   8,008                    13,743
      Pine Forest Apartments, Ltd.                                                         7,933                    17,793
      Surry Manor                                                                            786                     8,365
      Glendale Manor                                                                      21,328                     6,590
      Meadowwood                                                                          (1,811)                    7,594
                                                                              ---------------------     ---------------------
            Subtotal Unrecorded Losses                                                    17,039                    60,729
Cash distributions recorded as investment income:
      Glendale Manor                                                                           -                     1,928
                                                                              ---------------------     ---------------------
Total                                                                                 $   17,039                $   62,655
                                                                              =====================     =====================

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5. Transactions with Affiliates

      In the first six months of 2000, the Partnership recognized administrative expenses and management fees owed to the Managing General Partner of $24,000 and $25,000, respectively. In the second quarter of 2000, $12,000 and $12,500, respectively of these fees were recognized.

      In connection with the adoption of the liquidation basis of accounting, an adjustment to record estimated liabilities through the liquidation of $100,000 was recorded at December 31, 2000. This amount included $50,000 of partnership management fees and $50,000 of reimbursable administration expenses. At June 30, 2001, accounts payable to affiliates totaling $384,271 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $168,000 and $167,271, respectively and amounts estimated through the liquidation for administrative expenses and management fees of $24,000 and $25,000, respectively. In the first half of 2001, there were no management fees to the General Partner recognized in addition to the estimate through liquidation recorded at December 31, 2000 and estimated administrative expenses through liquidation were reduced by $2,000.

6. Statement of Distributable Cash from Operations

      Distributable Cash From Operations for the six months ended June 30, 2001, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income                                                   $      9,877

Less: General and administrative expenses                              (80,732)
                                                                  -------------

Cash from Operations, as defined                                       (70,855)
                                                                  -------------

Distributable Cash from Operations, as defined                    $          0
                                                                  =============

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

      At June 30, 2001, five series of the Purchase Money Notes, relating to Austintown Associates, Meadowwood Ltd., Brierwood Ltd, Pine Forest Apartments, Ltd. and Glendale Manor Apartments, had matured and were in default. The remaining series of Purchase Money Notes, relating to Surry Manor, Ltd., matured on July 9, 2001. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

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

      Management entered into negotiations to sell the Partnership's 94% interests in Brierwood, Brierwood II, Pine Forest and Meadowwood Apartments. The sale of the Partnership's interests in Brierwood, Pine Forest and Meadowwood Apartments requires consent from all the related Purchase Money Note holders. Such consents were requested. The Partnership received unanimous consent from the Purchase Money Note holders relating to Pine Forest Apartments but did not receive unanimous consent from the Purchase Money Note holders relating to Brierwood and Meadowwood Apartments. Accordingly, the transactions could not be consummated as proposed. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the partnership's project. Liberty LGP has agreed to pursue the sale of these four projects and has caused the respective Local Limited Partnerships to enter into contracts for sale of the projects. The proposed purchasers are affiliates of the local general partner in these partnerships. The Local Limited Partnership would receive only a nominal cash payment in connection with each sale. The transactions are not expected to result in any distribution in respect of the Partnership's interest in these partnerships. Management presently anticipates the closing of these transactions by the end of 2001.

      The Partnership entered into an agreement with the local general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown Associates. The Partnership did not contest the proceeding and, on February 26, 2001, the Court

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown Associates to satisfy the judgment. The sale proceeds, after the costs of sale, will be paid to the Purchase Money Note holders

      Management commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to either purchase the Partnership's interests in those partnerships or sell the Partnership's projects. The local manager is now in the process of obtaining market studies and appraisals for these properties. No agreement on the transfer of these interests or the sale of these properties has been reached. The sale of these interests requires unanimous consent of the Purchase Money Note holders. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of these projects. Management will continue to pursue both options in the third quarter of 2001.

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

      In light of the Partnership's adoption of the liquidation basis of accounting, the Partnership's net asset values as of June 30, 2001 and December 31, 2000 reflect the net realizable values for the Investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments. In addition, an estimated liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainties related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

      At June 30, 2001, the Partnership had total cash and cash equivalents of $519,878, including cash reserves of $461,484 and restricted cash of $58,394 as compared to total cash at December 31, 2000 of $523,389, including cash reserves of $376,286 and restricted cash of $147,103. Cash reserves increased primarily as the result of $148,485 proceeds from the sale of the Partnership's interests in Fuquay-Varina, Oxford Homes and Williamston Homes. Restricted cash decreased as a result of costs paid relating to the sale of the Partnership's investments.

      Accounts payable and accrued expenses decreased to a total of $231,230 at June 30, 2001 from $378,846 at December 31, 2000. The decrease was primarily the result of payment of consulting fees relating to the sale of the Partnership's investments of $89,741, legal and accounting fees of $56,224 and other operating costs of $1,651.

The Local Limited Partnerships.

The liquidity of the Local Limited Partnerships in which the Partnership has invested is dependent on the ability of the respective Local Limited Partnerships, which own and operate government assisted multi-family rental housing complexes, to generate cash flow sufficient to fund operations and debt service and to maintain working capital reserves. Each of the Local Limited Partnerships is regulated by government agencies which require monthly funding of certain operating and capital improvements reserves and which regulate the amount of cash to be distributed to owners. Each Local Limited Partnership's source of funds is rental income received from tenants and government subsidies. Certain of the Local Limited Partnerships receive rental income pursuant to
Section 8 rental assistance contracts. Surry Manor's contract expired in April 2001. The local manager is working with HUD to extend this agreement for a year. Austintown Associates and Glendale Manor's contracts expire in October 2001 and May 2002, respectively. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, most recently HUD housing notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000.

      Under this notice, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Local Limited Partnerships, continued

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

Partnership Operations

      Because the Partnership adopted the liquidation basis of accounting on December 31, 2000, the results of operations for the three month and six month periods ended June 30, 2001 are not presented. Instead, the Partnership's operating results have been reflected on the statement of changes of net assets in liquidation and reflect changes from the estimated net realizable values of assets and anticipated payable amounts of liabilities previously recorded.

      In the three months ended June 30, 2001, interest income earned on cash reserves increased slightly to $4,995 from $4,408 in the three months ended June 30, 2000. For the first six months of 2001, interest income decreased slightly to $9,877 from $10,166 in the first six months of 2000. In the three months ended June 30, 2001 the Partnership incurred additional expenses of $7,371 versus $27,484 in the three months ended June 30, 2000 and additional expenses of $9,486 in the first half of 2001 versus $57,991 in the first half of 2000. The Partnership has not booked interest expense on the remaining Purchase Money Notes in the first six months of 2001, although the associated legal liability has increased. For the three months and six months ended June 30, 2000 the Partnership incurred purchase money note interest of $176,463 and $359,271. Under the liquidation basis of accounting, the carrying value of the Purchase Money Notes and accrued interest has been written down to the anticipated payable amounts. On March 30, 2001, the Partnership sold its interest in Fuquay-Varina, Oxford Homes and Williamston Homes. These sales transactions did not vary materially from previously recorded amounts. The Partnership's equity in income for the three months and six months ending June 30, 2000 was $118,470 and $121,610, respectively.

                                     PART II
                                Other Information

Item 3. Defaults Upon Senior Securities.

      The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The Purchase Money Notes relating to Glendale Manor matured on August 29, 2000. These five series of Purchase Money Notes are now in default. The amounts due at maturity under these non-recourse obligations consisted of $3,280,000 in aggregate principal amount and $3,833,453 in accrued and unpaid interest. As of August 1, 2001, the aggregate arrearages under these notes amounted to $7,591,673.

      The Purchase Money Notes relating to Surry Manor, Ltd. matured on July 9, 2001 and are now also in default. The amounts due at maturity under these non-recourse obligations consisted of $360,000 in aggregate principal amount and $420,439 in accrued and unpaid interest. As of August 1, 2001, the aggregate arrearages under these notes amounted to $782,329.

Item 6. Exhibits and Reports on Form 8-K

      (b) Reports on Form 8-K

      On April 13, 2001, the Partnership filed a Current Report on form 8-K to report the disposition on March 30, 2001 of its limited partner interests in Oxford Homes for the Elderly, Ltd., Williamston Homes for the Elderly, Ltd. and Fuquay-Varina Homes for the Elderly, Ltd. The Current Report was amended on June 1, 2001 to supply pro forma financial information.

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


Date: 8/3/01