Form 10-Q
period 2001-09-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2001-11-13
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the period ended     September 30, 2001


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the transition period from                     to
                               -------------------    ------------------------


Commission file number  0-13520


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                          Massachusetts                    04-2828131
                (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)


                      100 Second Avenue, Needham, MA          02494
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

                                                   INDEX


                                                                                                      Page

Part I:  Financial Information

Item 1.  Financial Statements:

         Statement of Net Assets in Liquidation, September 30, 2001 and
         December 31, 2000                                                                              3

         Statement of Changes of Net Assets in Liquidation for the
         Nine months Ended September 30, 2001                                                           4

         Statement of Operations for the Three Months and Nine Months Ended September 30, 2000          5

         Statement of Cash Flows for the Nine Months Ended September 30, 2000                         6-7

         Notes to Financial Statements                                                               8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                  18-24

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -
         Disclosure not applicable

Part II: Other Information

Item 3.  Defaults Upon Senior Securities                                                               25




                         LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                             (A Massachusetts Limited Partnership)

                            STATEMENT OF NET ASSETS IN LIQUIDATION



                                                             (Unaudited)          (Audited)
                                                            September 30,        December 31,
                                                                 2001                2000
                                                            -------------       -------------
Assets (Liquidation Basis):

  Cash and cash equivalents                                    $449,243            $376,286
  Restricted cash                                                58,696             147,103
  Investments in Local Limited Partnerships                     109,396             296,910
                                                               --------            --------
    Total Assets                                               $617,335            $820,299
                                                               ========            ========

Liabilities (Liquidation Basis):

  Purchase Money Notes and accrued interest liabilities        $ 10,198            $ 51,983
  Accounts payable to affiliates                                384,271             386,271
  Accounts payable                                                 --                 3,596
  Accrued expenses                                              216,669             375,250
  Interest payable                                                  841                 841
                                                               --------            --------
    Total liabilities                                           611,979             817,941
                                                               --------            --------

Net Assets in Liquidation                                      $  5,356            $  2,358
                                                               ========            ========

          The accompanying notes are an integral part of these financial statements.



                                         LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                      STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                                  For the period from January 1, 2001 to September 30, 2001
                                                         (Unaudited)


Net Assets in liquidation at December 31, 2000                                                                      $  2,358

Operating Activities
  Interest income                                                                              $ 14,174
                                                                                               --------

Operating Expenses
  Purchase Money Note interest - increase in
    accrual                                                             $   (319)
  Other operating expenses                                               (11,161)               (11,480)
                                                                        --------               --------
    Sub-total operating activities                                                                                    2,694

Liquidating Activities
  Increase in investment in Local Limited Partnerships                                              319
  Change in estimated liquidation value
    Estimated sales price                                                148,500
    Actual sales price                                                   148,485                    (15)
                                                                        --------               --------
      Sub-total liquidating activities                                                                                  304
                                                                                                                    -------
Net Assets in liquidation at September 30, 2001                                                                     $ 5,356
                                                                                                                    =======


                    The  accompanying  notes  are  an  integral  part  of  these financial statements.

                                                              4



                                 LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                    (A Massachusetts Limited Partnership)

                                           STATEMENT OF OPERATIONS
                                                 (Unaudited)

                                                                For the Three               For the Nine
                                                                Months Ended                Months Ended
                                                             September 30, 2000          September 30, 2000
                                                             -------------------        --------------------
Interest income                                                 $     3,733                 $    13,899
Expenses:
  Interest expense                                                  201,690                     560,962

  General and administrative expenses:
    Affiliates                                                       24,500                      73,500
    Other                                                            18,011                      27,001
                                                                -----------                 -----------
  Total expenses                                                    244,201                     661,463
                                                                -----------                 -----------

Loss before other income and equity in income of Local
  Limited Partnership investments                                  (240,468)                   (647,564)

Other income:
  Gain on sale of investment in Osuna Apartments                     (1,800)                  2,432,299
                                                                -----------                 -----------

Income (loss) before equity in income of Local Limited
  Partnership investments                                          (242,268)                  1,784,735


Equity in income (loss) of Local Limited Partnership
  investments                                                       (12,011)                    109,599
                                                                -----------                 -----------

Net income (loss)                                               $  (254,279)                $ 1,894,334
                                                                ===========                 ===========

Limited partners' interest in net income (loss)                 $  (251,736)                $ 1,875,391
                                                                ===========                 ===========

Weighted average number of units outstanding used in
  computing basic net income (loss) per limited
  partnership unit                                                   21,566                      21,566
                                                                ===========                 ===========

Basic net income (loss) per
   limited partnership unit                                     $    (11.67)                $     86.96
                                                                ===========                 ===========


                  The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine
                                                                   Months Ended
                                                                   September 30,
                                                                        2000
                                                                   -------------


Cash flows from operating activities:
  Cash distributions from Local Limited Partnerships                $   129,618
  Interest payments on Purchase Money Notes                            (123,760)
  Cash paid for general and administration expenses                     (47,567)
  Interest received                                                      13,899
                                                                    -----------
      Net cash used in operating activities                             (27,810)
                                                                    -----------

Cash flows from financing activity:
  Capital distributions                                                  (3,087)
                                                                    -----------
      Net cash used in financing activities                              (3,087)
                                                                    -----------

Cash flows from investing items:
  Cash proceeds from sale of investment in Osuna
   Apartments                                                           100,000
  Consulting fees                                                       (23,426)
  Deferred closing costs and reimbursable expenses                      (49,797)
  Estimated  state taxes paid from proceeds from sale of
     investments in Local Limited Partnerships                         (211,271)
                                                                    -----------
      Net cash used in  investing items                                (184,494)
                                                                    -----------

Net decrease in cash and cash equivalents                              (215,391)

Cash and cash equivalents at:

  Beginning of period                                                   526,940
                                                                    -----------

  End of period                                                     $   311,549
                                                                    ===========

                                  (continued)

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                       STATEMENT OF CASH FLOWS (continued)
                                   (Unaudited)

Reconciliation of net income to net cash provided by operating activities:


                                                                   For the Nine
                                                                   Months Ended
                                                                   September 30,
                                                                        2000
                                                                   -------------

Net income                                                          $ 1,894,334

Adjustments to reconcile net income to net cash provided by operating activities:

    Share of income of Local Limited
      Partnership investments                                          (109,599)

    Cash distributions from Local Limited
      Partnerships                                                      129,618

    Interest expense added to Purchase Money
      Notes, net of discount amortization                               440,482

    Gain on sale of investment in Local Limited
      Partnerships                                                   (2,432,299)

    (Decrease) increase in:
      Accrued interest payable                                           (3,280)
      Accounts payable to affiliates                                     73,499
      Accounts payable                                                   (1,565)
      Accrued expenses                                                  (19,000)
                                                                    -----------
Net cash used in operating activities                               $   (27,810)
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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization and Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

         The Linden GP was engaged in September, 1998 to assist the general partner to review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from the segregated funds discussed above. The remaining balance of the segregated funds was $58,696 as of September 30, 2001. In the second quarter of 2001, consulting fees totaling $18,018 were paid to the Linden GP in respect to Austintown Associates. In the first quarter of 2001, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investments in Fuquary-Varina, Oxford Homes and Williamston Homes totaled $71,723. In 2000, the consulting fees paid to the Linden GP in respect of the successful sale of the Partnership's investment in Osuna Apartments was $23,426 and reimbursed expenses totaled $407.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization and Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

         Management commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to either purchase the Partnership's interests in those partnerships or sell the Partnership's projects. The local manager is now in the process of obtaining market studies for these properties. No agreement on the transfer of these interests or the sale of these properties has been reached. The sale of these interests requires unanimous consent of the Purchase Money Note holders. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of these projects. Management will continue to pursue both options in the fourth quarter of 2001.

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

         The accompanying statement of operations for the three months and nine months ended September 30, 2000 reflects the operations of the Partnership prior to the adoption of liquidation basis of accounting and prior to the adjustments required to adopt the liquidation basis of accounting.

Investment in Local Limited Partnerships

         Investments in Local Limited Partnerships at September 30, 2001 consist of investments in seven Local Limited Partnerships which are stated at estimated liquidation value. Prior to the adoption of liquidation accounting, the investments in Local Limited Partnerships were accounted for by the equity method whereby costs to acquire the investments, including cash paid, notes issued and other costs of acquisition, were capitalized as part of the investment account. The Partnership's equity in the earnings or losses of each of the Local Limited Partnerships was reflected as an addition to or reduction of the respective investment account. The Partnership did not recognize losses, which reduced its investment account below zero. Cash distributions received which reduce the investment below zero were recognized as investment income.

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

3. Contingencies

         The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The Purchase Money Notes relating to Glendale Manor matured on August 29, 2000. The Purchase Money Notes for Surry Manor matured on July 9, 2001. These six series Purchase Money Notes were in default at September 30, 2001.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3. Contingencies, continued

         The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements for Surry Manor and Glendale Manor expire in April, 2002 and May 2002, respectively. The agreements for Austintown Associates expired in October, 2001 and the local manager is working with HUD for a one year extension. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of
Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRA. On September 11, 1998, HUD issued an interim rule to provide clarification for implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, including notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000. In February 2001, HUD issued a new Section 8 Contract Renewal GuideBook, which replaced HUD notice 99-36.

         Under the GuideBook, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring (OMHAR) for mark-to-market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of the GuideBook.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4. Investments in Local Limited Partnerships

         The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which own and operate government assisted multi-family housing complexes. As discussed in Note 1 above, the Partnership has sold six of its investments as of September 30, 2001. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

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

         The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                          (Unaudited)               (Audited)
                                                                         September 30,             December 31,
                                                                              2001                    2000
                                                                        ---------------           --------------

Total acquisition cost to the Partnership                                  $ 9,356,379              $ 9,356,379

Additional capital contributed by the Partnership                               11,425                   11,425

Partnership's share of losses of Local Limited Partnerships                 (3,289,654)              (3,444,200)

Cash distributions received from Local Limited Partnerships                 (4,199,256)              (4,199,256)

Cash distributions received from Local  Limited
     Partnerships recognized as Investment Income                               95,195                   95,195

Sales of investments in Local Limited Partnerships                          (1,512,144)              (1,035,518)
Adjustment to reduce investments in Local Limited Partnerships
     to liquidation accounting basis                                          (352,549)                (487,115)
                                                                           -----------              -----------

Investments in Local Limited Partnerships                                  $   109,396              $   296,910
                                                                           ===========              ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4. Investments in Local Limited Partnerships, continued

         Summarized financial information from the combined financial statements of the ten Local Limited Partnerships in which the Partnership held investments during the three and nine months ended September 30, 2001 and 2000 are as follows:

                               Summarized Statement of Operations (Unaudited)


                                             For the Three Months Ended          For the Nine Months Ended
                                                    September 30,                       September 30,
                                           ----------------------------         ---------------------------
                                               2001            2000                  2001          2000
                                           ------------   ------------          ------------   ------------

Rental and other income                    $   621,347    $   790,367           $ 2,076,276    $ 2,409,534
Expenses:
  Operating expenses                           422,617        542,891             1,332,435      1,521,499
  Interest expense                             108,672        143,579               360,923        432,016
  Depreciation and amortization                111,556        145,076               367,861        439,605
                                           -----------    -----------           -----------    -----------
    Total expenses                             642,845        831,546             2,061,219      2,393,120
                                           -----------    -----------           -----------    -----------

Net income (loss)                          $   (21,498)   $   (41,179)          $    15,057    $    16,414
                                           -----------    -----------           -----------    -----------

Partnership's share of net income (loss)   $   (19,510)       (40,067)          $    17,728    $    18,888
                                           -----------    -----------           -----------    -----------

Other partners' share
  of net income (loss)                     $    (1,988)   $    (1,112)          $    (2,671)   $    (2,474)
                                           -----------    -----------           -----------    -----------


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

         The difference between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statement of Operations for the three months ended and nine months ended September 30, 2000 and the share of loss in the above Summarized Statement of Operations consists of the Partnership's unrecorded share of losses and cash distributions recorded as investment income as follows:

                                                                           For the Three             For the Nine
                                                                            Months ended             Months Ended
                                                                           September 30,             September 30,
                                                                               2000                       2000
                                                                          --------------            --------------
Share of income (loss) in Local Limited Partnership Investments
  in the Partnership's Statement of Operations                               $(12,011)                  $109,599

Partnership's share of income (loss) in the
  above summarized Statement of Operations                                   $(40,067)                    18,888
                                                                             --------                   --------

    Difference                                                               $ 28,056                   $ 90,711
                                                                             ========                   ========

Unrecorded Losses:
    Brierwood, Ltd.                                                             1,491                      8,133
    Brierwood II, Ltd.                                                          4,344                     18,087
    Pine Forest Apartments, Ltd.                                               14,461                     32,254
    Surry Manor                                                                 8,646                     17,011
    Glendale Manor                                                               (498)                     6,092
    Meadowwood                                                                   (388)                     7,206
                                                                             --------                   --------
     Subtotal Unrecorded Losses                                                28,056                     88,783
Cash distributions recorded as investment income:
      Glendale Manor                                                             --                        1,928
                                                                             --------                   --------
Total                                                                        $ 28,056                   $ 90,711
                                                                             ========                   ========


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5. Transactions with Affiliates

         In the first nine months of 2000, the Partnership recognized administrative expenses and management fees owed to the Managing General Partner of $36,000 and $37,500, respectively. In the third quarter of 2000, $12,000 and $12,500, respectively of these fees were recognized.

         In connection with the adoption of the liquidation basis of accounting, an adjustment to record estimated liabilities through the liquidation of $100,000 was recorded at December 31, 2000. This amount included $50,000 of partnership management fees and $50,000 of reimbursable administration expenses. At September 30, 2001, accounts payable to affiliates totaling $384,271 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $180,000 and $179,771, respectively and amounts estimated through the liquidation for administrative expenses and management fees of $12,000 and $12,500, respectively. In the first nine months of 2001, there were no management fees to the General Partner recognized in addition to the estimate through liquidation recorded at December 31, 2000 and estimated administrative expenses through liquidation were reduced by $2,000.

6. Statement of Distributable Cash from Operations

         Distributable Cash From Operations for the nine months ended September 30, 2001, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income                                                       $  14,174

Less: General and administrative expenses                              (113,555)
                                                                      ---------

Cash from Operations, as defined                                        (99,381)
                                                                      ---------

Distributable Cash from Operations, as defined                        $       0
                                                                      =========

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

         At September 30, 2001, six series of the Purchase Money Notes, relating to Austintown Associates, Meadowwood Ltd., Brierwood Ltd, Pine Forest Apartments, Ltd., Glendale Manor Apartments and Surry Manor, Ltd. had matured and were in default. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

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

         The Partnership entered into an agreement with the local general partner of Austintown Associates to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown Associates. The Partnership did not contest the proceeding and, on February 26, 2001, the Court

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown Associates to satisfy the judgment. The sale proceeds, after the costs of sale, will be paid to the Purchase Money Note holders

         Management commenced discussions with the local manager for Surry Manor, Ltd. and Glendale Manor Apartments to either purchase the Partnership's interests in those partnerships or sell the Partnership's projects. The local manager is now in the process of obtaining market studies and appraisals for these properties. No agreement on the transfer of these interests or the sale of these properties has been reached. The sale of these interests requires unanimous consent of the Purchase Money Note holders. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of these projects. Management will continue to pursue both options in the fourth quarter of 2001.

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

         In light of the Partnership's adoption of the liquidation basis of accounting, the Partnership's net asset values as of September 30, 2001 and December 31, 2000 reflect the net realizable values for the Investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments. In addition, an estimated liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainties related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

         At September 30, 2001, the Partnership had total cash and cash equivalents of $507,939, including cash reserves of $449,243 and restricted cash of $58,696 as compared to total cash at December 31, 2000 of $523,389, including cash reserves of $376,286 and restricted cash of $147,103. Cash reserves increased primarily as the result of $148,485 proceeds from the sale of the Partnership's interests in Fuquay-Varina, Oxford Homes and Williamston Homes. Restricted cash decreased as a result of costs paid relating to the sale of the Partnership's investments.

         Accounts payable and accrued expenses decreased to a total of $216,669 at September 30, 2001 from $378,846 at December 31, 2000. The decrease was primarily the result of payment of consulting fees relating to the sale of the Partnership's investments of $89,741, legal and accounting fees of $58,174 and other operating costs of $14,262.

The Local Limited Partnerships.

         The liquidity of the Local Limited Partnerships in which the Partnership has invested is dependent on the ability of the respective Local Limited Partnerships, which own and operate government assisted multi-family rental housing complexes, to generate cash flow sufficient to fund operations and debt service and to maintain working capital reserves. Each of the Local Limited Partnerships is regulated by government agencies which require monthly funding of certain operating and capital improvements reserves and which regulate the amount of cash to be distributed to owners. Each Local Limited Partnership's source of funds is rental income received from tenants and government subsidies. Certain of the Local Limited Partnerships receive rental income pursuant to Section 8 rental assistance contracts. Surry Manor and Glendale Manor's contracts expire in April 2002 and May 2002, respectively. Austintown Associates' contract expires in October 2001. The local manager is working with HUD to extend this agreement for a year. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. Owners with Section 8 contracts expiring after September 30, 1998 are subject to the provisions of MAHRAA. On September 11, 1998, HUD issued an interim rule to provide clarification of the implementation of the mark-to-market program. Since then, revised guidance has been provided through various HUD housing notices, including notice 99-36, which addresses project-based Section 8 contracts expiring in fiscal year 2000. In February 2001, HUD issued a new Section 8 Contract Renewal GuideBook, which replaced HUD notice 99-36.

         Under the GuideBook, project owners have several options for Section 8 contract renewals, depending on the type of project and rent level. Options include marking rents up to market, renewing other contracts with rents at or below market, referring projects to the Office of Multifamily Housing Assistance Restructuring

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Local Limited Partnerships, continued

(OMHAR) for mark-to-market or "OMHAR lite" renewals, renewing contracts that are exempted from referral to OMHAR, renewing contracts for portfolio re-engineering demonstration and preservation projects, and opting out of the Section 8 program. Owners must submit their option to HUD at least 120 days before expiration of their contract. Each option contains specific rules and procedures that must be followed to comply with the requirements of the GuideBook.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

Partnership Operations

         Because the Partnership adopted the liquidation basis of accounting on December 31, 2000, the results of operations for the three month and nine month periods ended September 30, 2001 are not presented. Instead, the Partnership's operating results have been reflected on the statement of changes of net assets in liquidation and reflect changes from the estimated net realizable values of assets and anticipated payable amounts of liabilities previously recorded.

         In the three months ended September 30, 2001, interest income earned on cash reserves increased to $4,297 from $3,733 in the three months ended September 30, 2000. For the first nine months of 2001, interest income increased slightly to $14,174 from $13,899 in the first nine months of 2000. In the three months ended September 30, 2001, the Partnership incurred additional expenses of $1,674 versus $42,511 in the three months ended September 30, 2000 and additional expenses of $11,160 in the first nine months of 2001 versus $100,501 in the first nine months of 2000. The Partnership has not booked interest expense on the remaining Purchase Money Notes in the first nine months of 2001, although the associated legal liability has increased. For the three months and nine months ended September 30, 2000, the Partnership incurred purchase money note interest of $201,690 and $560,962. Under the liquidation basis of accounting, the carrying value of the Purchase Money Notes and accrued interest has been written down to the anticipated payable amounts. On March 30, 2001, the Partnership sold its interest in Fuquay-Varina, Oxford Homes and Williamston Homes. These sales transactions did not vary materially from previously recorded amounts. The Partnership's equity in income (loss) for the three months and nine months ended September 30, 2000 was $(12,011) and $109,599 respectively.

                                     PART II
                                Other Information

Item 3.  Defaults Upon Senior Securities.

         The Purchase Money Notes relating to Austintown Associates, Meadowwood Ltd, Brierwood Ltd and Pine Forest matured on October 30, 1999. The Purchase Money Notes relating to Glendale Manor matured on August 29, 2000. The Purchase Money Notes relating to Surry Manor, Ltd. matured on July 9, 2001. These six series of Purchase Money Notes are now in default. The amounts due at maturity under these non-recourse obligations consisted of $3,640,000 in aggregate principal amount and $4,253,892 in accrued and unpaid interest. As of November 1, 2001, the aggregate arrearages under these notes amounted to $8,455,902.

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


Date: November 13, 2001