Form 10-K405
period 2001-12-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2002-04-01
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the transition period from __________________  to  __________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 1 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Aggregate market value of voting stock held by non-affiliates of the registrant:
Not applicable

                    Documents incorporated by reference: None

                         Exhibits Index on Pages: 94-108

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

       The units of Limited Partnership Interest ("Units") were offered and sold commencing July 13, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering and sale of 21,616 units was completed on July 12, 1985. During 1995, the Partnership recorded as cancelled and no longer outstanding 40 units which were formally abandoned by the holders. During 1998, 2000 and 2001 an additional 10, 20 and 20 units were abandoned, respectively.

       The Partnership will terminate on December 31, 2020, unless sooner dissolved or terminated as provided in Section 11 of the Amended Agreement of Limited Partnership dated as of July 13, 1984, as amended to date (the "Partnership Agreement").

       The Partnership is engaged in only one industry segment, the business of investing in, operating, owning, leasing and improving interests in real estate through ownership of interests in other limited partnerships (the "Local Limited Partnerships") which own and operate government-assisted, multi-family rental housing complexes. As discussed herein, the Partnership is currently attempting to dispose of its remaining five Local Limited Partnership investments. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the second quarter of 2002. No assurance can be given that the Partnership will be able to successfully conclude any of these transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

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

       As a result of these interest accrual and payment provisions, each Purchase Money Note required a substantial balloon payment at maturity. The payment of each Purchase Money Note is secured by a pledge of the Partnership's interest in the Local Limited Partnership to which the note relates. Linden
Park, one of the two Local Limited Partnerships in which the Partnership acquired its interest for cash, issued purchase money notes in connection with the purchase of its housing complex. Such notes had terms substantially identical to those of the Purchase Money Notes, and were secured by a pledge by all of the partners in such Local Limited Partnership (including the Partnership) of their respective partnership interests therein. The notes were paid in full in connection with a refinancing by Linden Park of its existing debt in July 1999.

       The Partnership does not intend to make any additional investments. The Partnership's business is not seasonal.

       In connection with the Partnership's investment in the Local Limited Partnerships, Liberty LGP Limited Partnership, an affiliate of the Former General Partners ("Liberty LGP") acquired co-general partnership interests or special limited partnership interests in each of the Local Limited Partnerships. In some cases, such interests entitle Liberty LGP to approve or disapprove certain actions proposed to be taken by the unaffiliated general partners of the Local Limited Partnership (the "Local General Partners"). In all cases, Liberty LGP, acting alone, is authorized to cause each Local Limited Partnership to sell and/or refinance the project owned by such Local Limited Partnership. On December 27, 1995, TNG Properties, Inc. acquired a 19.8% limited partnership interest in Liberty LGP. Liberty Housing Corporation holds an 80.2% interest as a general partner in Liberty LGP. Michael A. Stoller, President and CEO of the Managing General Partner acquired all of the outstanding stock of Liberty Housing Corporation from the Former Managing General Partner.

       In 1999, the Partnership sold its interests in Fiddlers Creek Apartments, Ltd. ("Fiddlers Creek") and Linden Park Limited Partnership ("Linden Park"). The Purchase Money Notes relating to Osuna Company ("Osuna") matured on November 27, 1999. The Partnership disposed of its interest in Osuna and the related Purchase Money Note obligations in February 2000. On September 29, 1999 the Purchase Money Notes relating to Fuquay-Varina Homes for the Elderly, Ltd. ("Fuquay-Varina"), Oxford Homes for the Elderly, Ltd. ("Oxford Homes") and Williamston Homes for the Elderly, Ltd. ("Williamston Homes") matured. On March 30, 2001, these Purchase Money Notes were assumed by the buyer as part of the sales price of the related Local Limited Partnership interests. On December 31, 2001, Brierwood II, Ltd. ("Brierwood II") and Pine Forest, Ltd. ("Pine Forest") sold all of the assets of the respective Local Limited Partnerships and terminated these Local Limited Partnerships. The Purchase Money Notes relating to Pine Forest matured on October 30, 1999. These Purchase Money Notes have been effectively cancelled, as the related Local Limited Partnership (the Partnership's interest in which was the sole collateral for the notes) was terminated on December 31, 2001 after the sale of the property. These transactions are described in more detail below.

       As of December 31, 2001 all five remaining series of the Purchase Money Notes were in default. The Purchase Money Notes relating to Austintown Associates ("Austintown"), Meadowwood. Ltd. ("Meadowwood") and Brierwood, Ltd. ("Brierwood") matured on October 30, 1999. The Purchase Money Notes relating to Glendale Manor Apartments ("Glendale") and Surry Manor, Ltd. ("Surry") matured on August 29, 2000 and July 9, 2001, respectively.

       Additional information concerning the Purchase Money Notes is set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Because of the progress which had been made during 2000, effective December 31, 2000, the Partnership adopted the liquidation basis of accounting. Accordingly, the Partnership's 2000 and 2001 net asset values reflect the net realizable values for the investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments and its other assets. In addition, a liability has been recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainty related to the length of time required to complete the disposition of the investments and unanticipated events which may arise in connection with those dispositions.

       The net amount, if any, ultimately available for distribution from the liquidation of the Partnership depends on many unpredictable factors, such as the amounts realized on the disposition of the remaining investments in Local Limited Partnerships, carrying costs of the assets prior to disposition, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

       The Partnership's investments are and will continue to be subject to various risks, including the following:

(1) The risk that Partnership funds will not be sufficient to enable the Partnership to pay its debts and obligations. Among the Partnership's liabilities are the Purchase Money Notes. As described above, all of the notes have matured. The Partnership does not have funds sufficient to repay such notes. See Item 7.

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

       On December 31, 2001, the properties owned by Brierwood II and Pine Forest were sold to purchasers affiliated with the local general partner in these partnerships. These Partnerships were subsequently dissolved.

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

       On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, the Partnership recognized a gain of $2,432,299 on the sale of the investment.

       On May 28, 1999, the Partnership sold its interest in Fiddlers Creek in exchange for $483,451 in cash and assumption of the Purchase Money Note obligations. After transaction expenses, the Partnership recognized a gain of $2,579,632 on the sale of the investment. On April 13, 2000, estimated state withholding taxes totaling $211,271 were paid from the proceeds of the sale of the Partnership's investment in Fiddlers Creek. The Partnership subsequently reevaluated this obligation and applied for a refund of the $211, 271 previously remitted. On November 7, 2000 the refund was received with interest of $4,659.

       On July 15, 1999, the Partnership sold its interest in Linden Park in exchange for $395,960 in cash. After transaction expenses, the Partnership recognized a gain of $344,491 on the sale of the investment. Linden Park refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058. In accordance with the Partnership's agreement with the General Partner of Linden Park (the "Linden GP"), these funds have been segregated for use to pay the fees and expenses due the Linden GP in connection with the consulting arrangement described below. Interest earned on these segregated funds will be available to pay these fees and expenses.

       The Linden GP was engaged in September, 1998 to assist the general partner review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from the segregated funds discussed above. The remaining balance of the segregated funds was $58,949 as of December 31, 2001. In 2001, the Partnership paid $71,723 in consulting fees to the Linden GP in respect of the successful sales of its interests in Fuqua-Varina, Oxford Homes and Williamston Homes. Fees totaling $18,018 were paid in respect to Austintown and the Partnership accrued fees due the Linden GP totaling $9,441 in respect of the Brierwood II and Pine Forest investments. In 2000, the consulting fees paid to the Linden GP in respect of the successful sale of the Partnership's investment in Osuna was $23,426 and reimbursed expenses totaled $407. In 1999, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investments in Fiddlers Creek and Linden Park totaled $77,416 and reimbursed the Linden GP for expenses incurred totaled $10,216.

       The Partnership distributed $449,999 to the Partnership's Unit holders in August 1999 from the proceeds of the sales of these Local Limited Partnership interests.

       The sale of the Partnership's interests in Brierwood and Meadowwood Apartments requires consent from all the related Purchase Money Note holders. Such consents were requested. The Partnership did not receive unanimous consent. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the Local Limited Partnership's project. Liberty LGP has pursued the sale of these properties owned by Brierwood and Meadowwood Apartments. The purchasers are affiliates of the local general partner in these Local Limited Partnerships. The transactions closed in March 2002.

       The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, both of whom held Purchase Money Notes, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold. Management understands that Mr. Manchi has been negotiating to purchase the remaining Purchase Money Notes and expects that, if he acquires them, he will exchange them for the balance of the limited partnership interest. The Partnership will recognize the disposition of its limited partnership interest as the sales are finalized. The estimated liquidation value has been adjusted to reflect these latest estimated realizable values.

       Management has continued discussions with the local manager for Surry and Glendale. Under the Local Limited Partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of these projects by the respective Local Limited Partnerships. The local manager has had appraisals completed for these projects which have been distributed to the Purchase Money Note holders and the general partners of the respective Local Limited Partnership. The appraised values for Surry and Glendale are $1,100,000 and $950,000, respectively. Liberty LGP is in the process of soliciting offers for these properties from the local manager and/or third parties. All net proceeds from any such sale will be distributed to the partners of the Local Limited Partnerships. The Partnership's proceeds would in turn be distributed to the related Purchase Money Note holders. Management is continuing to consider other alternatives in the event such a sale is not arranged. Management is unable to predict when or whether such a transaction will be consummated. The estimated liquidation values of these investments have been adjusted to reflect the latest estimated realizable values based on the appraisals.

       No assurance can be given that the Partnership will be able to successfully conclude any of the above transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

Item 2. Properties

       Each of the Local Limited Partnerships in which the Partnership acquired limited partnership interests owns the fee interest in a government-assisted residential multi-family rental-housing complex. As discussed above, the Partnership's interests in Fiddlers Creek and Linden Park were sold in 1999, Osuna in February, 2000, and Fuquay-Varina, Oxford Homes and Williamston Homes in March, 2001. The projects owned by Brierwood II and Pine Forest were sold on December 31, 2001 and these Local Limited Partnerships terminated. The following table reflects: (1) the name of each of the Local Limited Partnerships in which the Partnership held an investment at December 31, 2001 and the percentage of the total interests in the Local Limited Partnership represented by the Partnership's interest; (2) the date on which the Partnership acquired each of such interests; (3) the consideration paid for each interest, (including Purchase Money Notes); (4) the original principal amount, the aggregate amount of the principal and accrued and unpaid interest outstanding as of December 31, 2001, and the maturity date of the Purchase Money Notes relating to each interest; (5) the Partnership's share of the mortgage indebtedness of each Local Limited Partnership; (6) the size and the location of the housing project owned by each Local Limited Partnership; and (7) the government program pursuant to which the complex receives assistance and the number of housing units in the project receiving such assistance.

       More detailed information related to the properties owned by the Local Limited Partnerships, including their respective amounts of mortgage indebtedness, is included in Schedule III, Real Estate and Accumulated
Depreciation, and included in Item 8. The Purchase Money Note information included in Schedule III is presented prior to the adjustment to adopt the liquidation basis of accounting.

                               Item 2. Properties

                                                                   Purchase Money Notes                        At Acquisition
                                                         -------------------------------------------    ----------------------------
   Name/Percentage           Interest        Total        Original     Unpaid Principal                    LHPLP            Total
  Ownership of Local        Acquisiton    Acquisition     Principal    and Interest as     Maturity       Share of        Invested
 Limited Partnership           Date          Cost         Amount(A)      of 12/31/01         Date        Local Debt      Assets (C)
------------------------    ----------    -----------    ----------    ----------------    --------     ------------    ------------
98% interests are owned
in the following Local
Limited Partnerships(B):

 1  Glendale Manor          8/31/84         $810,000       $450,000         $729,202       8/29/2000       $929,000       $1,739,000
    Apartments


 2  Surry Manor, Ltd.       8/31/84          740,000        360,000          795,829       7/9/2001       1,006,000        1,746,000



 3  Austintown              10/30/84       3,081,000      1,600,000        3,907,437       10/30/1999     3,635,000        6,716,000
    Associates

94% interests are owned
in the following Local
Limited Partnerships(B):

 4  Brierwood, Ltd.         10/29/84         563,000        270,000          672,006       10/30/1999       838,000        1,401,000



 5  Meadowwood, Ltd.        10/29/84       1,001,000        610,000        1,536,011       10/30/1999     1,004,000        2,005,000


                                          ----------     ----------       ----------                     ----------      -----------
Total Investments                         $6,195,000     $3,290,000       $7,640,485                     $7,412,000      $13,607,000
                                          ==========     ==========       ==========                     ==========      ===========

                                                   Description of Apartment Complex
                                     --------------------------------------------------------
                                                       Geographic              Government
                                        Size            Location             Assistance (D)
                                     -----------      -------------       -------------------
98% interests are owned
in the following Local
Limited Partnerships(B):

 1  Glendale Manor                    50 Units         Clinton, SC        221(d)(4)
    Apartments                        30,310 SF                           100% Section 8  (E)
                                      5.5 Acres

 2  Surry Manor, Ltd.                 44 Units         Dobson, NC         221(d)(4)
                                      27,253 SF                           100% Section 8  (E)
                                      5.0 Acres

 3  Austintown                        200 Units        Austintown,        236 HUD
    Associates                        189,200SF        OH                 100% Section 8  (E)
                                      20 Acres

94% interests are owned
in the following Local
Limited Partnerships(B):

 4  Brierwood, Ltd.                   56 Units         Bainbridge,        515 RHS
                                      42,840 SF        GA                 521 RHS
                                      6 Acres                             33 Units

 5  Meadowwood, Ltd.                  80 Units         Tifton,GA          515 RHS
                                      67,416 SF
                                      6.8 Acres


Total Investments                    430 units


                                  (Continued)


Item 2. Properties, continued


(A)    Purchase  Money Notes bear  interest at 9% per annum (See Note 7 tt Financial  Statements).  Each note  requires no principal payments  prior to  maturity.  Each note  requires  payment  of  interest  prior to  maturity  solely  to the  extent of cash distributions from the Local Limited Partnership to which the note relates. To the extent interest is not paid currently,  it accrues and is payable at maturity. Accordingly, each note requires a substantial balloon payment at maturity.

       The total of principal and accrued and unpaid interest outstanding at December 31, 2001 on the Purchase Money Notes, prior to adustment to the liquidation basis of accounting was as follows:

                 Principal           Interest            Total
                $3,290,000          $4,350,485        $7,640,485
              ==============      ==============     =============

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

(E)    Section 8 rental assistance contracts expire as follows:
       Glendale Manor Apartments                                       05/2005
       Surry Manor, Ltd.                                               04/2006
       Austintown Associates                                           10/2004


Item 3. Legal Proceedings

On September 15, 2000, James P. Manchi, the local general partner of Austintown, and Robert P. Baker commenced an action against the Partnership in the Court of Common Pleas, Mahoning County, Ohio. Messrs. Manchi and Baker are holders of Purchase Money Notes issued by the Partnership in connection with the acquisition of its 98% limited partnership interest in Austintown. The remaining holders of Purchase Money Notes relating to Austintown were joined as involuntary plaintiffs in the action by Messrs. Manchi and Baker. The complaint was subsequently amended on October 4, 2000. The plaintiffs sought a declaration of the rights of the parties under the Purchase Money Notes and related pledge agreements, a judgment in favor of the holders for the monies due under the Purchase Money Notes (to be satisfied through sale of the partnership interest in Austintown), a declaration of an event of default under the related pledge agreements and the appointment of a receiver to supervise the sale of the partnership interest. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. According to a report of the receiver, on November 28, 2001, Mr. Manchi or Mr. Baker was the highest bidder for 94.063% of the limited partnership interest at public auction at the Mahoning County Courthouse, their bids totaled $1,300, a 25% deposit was required and paid by Messrs. Manchi and Baker on November 28, 2001, and their purchases will be finalized upon receiving final approval by the Department of Housing and Urban Development to the sales, their furnishing "sophisticated investor letters" and the payment of the balance of the purchase price.

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

       (b) Holders.

       As of March 26, 2002, there were 924 holders of record of the 21,526 Units outstanding.

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

       The Partnership historically has not had Distributable Cash from Operations. There were no distributions made in 2001. Distributions of $3,123 and $5,641 during 2000 and 1999, respectively represent amounts paid on behalf of the Partnership by Local Limited Partnerships pursuant to state non-resident withholding tax requirements. During 1999, distributions of $449,999 were made from proceeds of the sale of Local Limited Partnership interests. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, future distributions are dependent on the Partnership's realization of its assets and settlement of its liabilities during the liquidation process.

Item 6.  Selected Financial Data

         The Partnership has adopted the liquidation basis of accounting, effective December 31, 2000. Prior to that date, the Partnership recorded results of operations using the going concern basis of accounting. The following table sets forth selected financial information relating to the Partnership's financial position and operating results. The financial information for 2001 is not comparable to that for prior years as a result of the Partnership's adoption of the liquidation basis of accounting. Accordingly, the financial information for 2001 is presented in a separate table. For comparative purposes, the financial information for 2000 presented in the following table reflects the Partnership's operating results and financial position immediately prior to the adoption of liquidation accounting. The information from both tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report. Amounts are expressed in thousands with the exception of per Unit calculations.

                                                 For the Year Ended December 31,
                                                        2001           2000
                                                        ----           ----
Net income (loss) from operating activities(d)        $(155)           $ --
Financial Position, End of Year
      Investment in Local Limited Partnerships          265              297
      Total assets                                      787              820
      Long-term debt                                    265               52
      Net Assets in Liquidation                           4                2
Distributable Cash from Operations per Unit (a)          --               --


                                   2000      1999         1998        1997
                                   ----      ----         ----        ----

Interest income                 $     23   $    107    $     36    $     46
Income (loss) before
extraordinary items                1,621     (1,602)     (2,556)     (2,218)

Net income (loss)                  1,621      1,322      (2,556)     (2,218)

Income (loss) per Unit before
extraordinary items                74.43     (73.56)    (117.31)    (101.75)

Net income (loss) per Unit         74.43      60.67     (117.31)    (101.75)

Total assets at December 31        1,338 (c)  2,042       2,254       2,229

Long-term debt (including
  current portion, net of
  discount) at December 31        10,851 (c) 13,085      14,137      11,544

Distributable Cash from
operations per Unit (a)               --         --          --          --

Units used in computing per
  Unit calculations above (b)     21,564     21,566      21,568      21,576

(a) Distributable cash is calculated pursuant to the terms of the Partnership Agreement. See Note 11 to the Financial Statements.

(b) During 1998, the Partnership recorded as cancelled and no longer outstanding 10 units which were formally abandoned by the holders. In each of 2001 and 2000 an additional 20 units were abandoned in each year.

(c) Total assets and long-term debt at December 31, 2000 reflect the Partnership's financial position immediately prior to the adoption of the liquidation basis of accounting. After adoption of the liquidation basis of accounting, these were recorded as $820 and $52, respectively.

(d) Net income(loss) for 2000 is not comparable to 2001 and has not been presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policy

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

       In May 1999, the Partnership sold its interest in Fiddlers Creek and the purchaser assumed the Partnership's obligations under the related Purchase Money Notes. In July 1999, the Partnership sold its interest in Linden Park. Linden Park refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes.

       On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, the Partnership recognized a gain of $2,432,299 on the sale of the investment.

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

       On December 31, 2001, the properties owned by Brierwood II and Pine Forest were sold to purchasers affiliated with the local general partner in these partnerships. These Local Limited Partnerships were subsequently dissolved.

       At December 31, 2001, the five remaining series of the Purchase Money Notes, relating to Austintown, Meadowwood, Brierwood, Glendale and Surry, had matured and were in default. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

       The terms of each Purchase Money Note permit interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. Generally, the amount of such cash distributions have not been sufficient in any year to pay the full amount of interest accrued for that year on the Purchase Money Notes. The Purchase Money Notes do not require payment of any portion of the principal amount of the note prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder). Accordingly, each Purchase Money Note requires a substantial balloon payment at maturity. The aggregate outstanding principal amount of, and accrued and unpaid interest on, the Purchase Money Note obligations of the Partnership outstanding at December 31, 2001 was $7,640,485. All unamortized discount on these notes had been written off as of December 31, 2000. In connection with the adoption of the liquidation basis of accounting, the value shown for the Purchase Money Notes was adjusted to the anticipated settlement amount of $265,250 and $51,983 at December 31, 2001 and 2000, respectively.

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

       The sale of the Partnership's interests in Brierwood and Meadowwood requires consent from all the related Purchase Money Note holders. Such consents were requested. The Partnership did not receive unanimous consent. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the partnership's project. Liberty LGP has pursued the sale of these properties owned by Brierwood and Meadowwood. The purchasers are affiliates of the local general partner in these partnerships. The transactions closed in March 2002.

       The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, both of whom held Purchase Money Notes, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold. Management understands that Mr. Manchi has been negotiating to purchase the remaining Purchase Money Notes and expects that, if he acquires them, he will exchange them for the balance of the limited partnership interest. The Partnership will recognize the disposition of its limited partnership interest as the sales are finalized. The estimated liquidation value has been adjusted to reflect these latest estimated realizable values.

       Management has continued discussions with the local manager for Surry and Glendale. Under the Local Limited Partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of these projects by the respective Local Limited Partnerships. The local manager has had appraisals completed for these projects which have been distributed to the Purchase Money Note holders and the general partners of the respective Local Limited Partnerships. The appraised values for Surry and Glendale are $1,100,000 and $950,000, respectively. Liberty LGP is in the process of soliciting offers for these properties from the local manager and/or from third parties. All net proceeds from any such sale will be distributed to the partners of the Local Limited Partnerships. The Partnership's proceeds would in turn be distributed to the related Purchase Money Note holders. Management is continuing to consider other alternatives in the event such a sale is not arranged. Management is unable to predict when or whether such a transaction will be consummated. The estimated liquidation values of these investments have been adjusted to reflect the latest estimated realizable values based on the appraisals.

       If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the second quarter of 2002. No assurance can be given that the Partnership will be able to successfully conclude any of the above transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

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

       In light of the Partnership's adoption of the liquidation basis of accounting, the Partnership's net asset values as of December 31, 2000 and 2001 reflect Management's estimates of the net realizable values for the Investments in Local Limited Partnerships at such dates after giving effect to the estimated closing costs upon sale or disposal of the investments. In addition, an estimated liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainties related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

       At December 31, 2001, the Partnership had cash and cash equivalents of $521,798. Of this amount $58,949 represents funds segregated for use to pay the fees and expenses due the Linden GP pursuant to a consulting agreement and cash reserves of $462,849. The increase in cash reserves compared with $376,286 at December 31, 2000 was funded primarily as the result of $148,485 proceeds from the sale of the Partnership's interests in Fuquay-Varina, Oxford Homes and Williamston Homes, less the payment of costs relating to these sales and other operating expenses. Restricted cash decreased as a result of costs paid relating to the sale of the Partnership's investments. The cash reserves have partially funded the Partnership administrative expenses, including expense reimbursement to the Managing General Partner. The Partnership incurs certain administrative costs, including the management fee, which are earned by or reimbursed to the Managing General Partner. As discussed more fully in Note 6 to the financial statements, such administrative costs were $53,000, $98,025 and $99,681 in 2001, 2000 and 1999, respectively. In 1999 the Partnership paid $83,000 of deferred management fees and reimbursable expenses out of the proceeds from the sales of its interests in Fiddlers Creek and Linden Park. Management intends to pay additional deferred fees and costs from cash reserves over the liquidation period.

       During 2001, 2000 and 1999 distributable cash flow from the Local Limited Partnerships (LLP's) in connection with which the Partnership delivered Purchase Money Notes was distributed to the Partnership, as follows: 2001: Two LLP's - $39,333; 2000: Six LLP's - $126,531 and 1999: Seven LLP's - $245,730. By April
30, 2001, 2000, and 1999, the Partnership used such cash distributions to pay a portion of the accrued and unpaid interest on the related Purchase Money Notes.

The Local Limited Partnerships.

       The liquidity of the Local Limited Partnerships in which the Partnership has invested is dependent on the ability of the respective Local Limited
Partnerships, which own and operate government assisted multi-family rental housing complexes, to generate cash flow sufficient to fund operations and debt service and to maintain working capital reserves. Each of the Local Limited Partnerships is regulated by government agencies which require monthly funding of certain operating and capital improvements reserves and which regulate the amount of cash to be distributed to owners. Each Local Limited Partnership's source of funds is rental income received from tenants and government subsidies. Certain of the Local Limited Partnerships receive rental income pursuant to
Section 8 rental assistance contracts which expire at various times from October 2004 through April 2006. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. In February 2001, HUD issued a new Section 8 contract renewal GuideBook, which replaced HUD notice 99-36.

       The GuideBook provides project owners with several options for Section 8 contract renewals. The Local Limited Partnerships which have Section 8 contracts will not be affected by these guidelines until late 2003 or early 2004.

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

       As discussed above, the Partnership is currently attempting to dispose of its interests in the remaining five local limited partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the second quarter of 2002.

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

       Upon a sale of a property by a Local Limited Partnership the mortgage indebtedness of such property must be satisfied, if not assumed, prior to distribution of any funds to the partners in the Local Limited Partnership.

Partnership Operations and Liquidation Activities

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

       On December 31, 2001, the Properties owned by Brierwood II and Pine Forest were sold to purchasers affiliated with the local general partner in these partnerships. These Partnerships were subsequently dissolved. The carrying value of these properties had been adjusted at December 31, 2000 to reflect the actual sales transactions.

       Net assets in liquidation increased to $3,962 at December 31, 2001 from $2,358 at December 31, 2000. The change was the result of the liquidation adjustments of $156,213 and operating activities of $(154,609). Liquidation adjustments consisted of proceeds received from the Fuquay-Varina, Oxford Homes and Williamston Homes sales and net increases in the estimated value to be received in liquidation of the remaining investments in Local Limited Partnerships of $155,909. Operating activities include interest income of $17,066, an increase in the estimated Purchase Money Note interest payable of $255,371 and a decrease in accounts payable and accrued expenses of $83,695.

       The Partnership's interest income reflects interest earned on reserves, interest earned on the notes receivable from Linden Park and the reversal of the unamortized discount in 1999. Total interest income decreased to $22,805 in 2000 from $107,488 in 1999 primarily due to the reversal of the unamortized discount of $74,524 in 1999.

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

       General and administrative expenses of the Partnership were $154,282 in 2000 and $153,550 in 1999.

       The Partnership's equity in income from the Local Limited Partnerships was $8,594 in 2000 and $139,548 in 1999. The $130,954 decrease in income recognized in 2000 compared to 1999 is primarily due to the recognition of five months of income from Fiddlers Creek in 1999 totaling $60,011 and the recognition of one month of Osuna operations versus 12 months of income in 1999, the difference totaling $26,301. In addition, Austintown incurred significant maintenance and repairs in 2000, with the resulting net loss increasing by $32,866. Distributions from Glendale recorded as investment income also decreased by $16,969 in 2000 from 1999. The Partnership did not recognize losses from six Local Limited Partnerships in 2000 totaling $140,423, as it would have reduced its investment balance below zero, and recognized investment income of $2,033 based on cash distributions received from Glendale.

       Because of the above discussed factors, the income (loss) before extraordinary items increased to $1,621,217 in 2000 from $(1,602,392) in 1999.

       The Partnership realized a net gain of $2,432,299 on its sale of investment in Osuna on February 1, 2000, $2,579,632 on its sale of investment in Fiddlers Creek on May 28, 1999 and a net gain of $344,491 on the sale of investment in Linden Park on July 15, 1999. These gains were calculated as follows:

                                                    Osuna         Fiddlers Creek      Linden Park
                                                    -----         --------------      -----------
Cash received                                   $   100,000        $   483,451        $   395,960
Purchase Money Notes assumed by buyer
  or released at sale                             2,938,554          2,624,966                 --
Investment in local limited partnership
  Interest sold                                    (569,998)          (465,520)                --
Consulting fees                                     (23,426)           (35,982)           (41,434)
Professional fees and reimbursed expenses           (12,831)           (27,283)           (10,035)
                                                -----------        -----------        -----------
  Net gain on sale                              $ 2,432,299        $ 2,579,632        $   344,491

       Occupancy levels at the projects owned by the Local Limited Partnerships ranged from 86% to 100% in 2001, 79% to 100% in 2000 and 72% to 100% in 1999.

           The  Partnership  is  not  obligated  to  make   additional   capital
contributions to fund the deficit in its capital accounts in any of the Local Limited Partnerships.

       The operations of the Partnership and of each of the Local Limited Partnerships are subject to numerous risks, including material tax risks. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from October 2004 through April 2006. The United States Department of Housing and Urban Development ("HUD") has issued notices, which relate to project based Section 8 contracts. HUD's current program provides in general for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured.

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

Item 8. Financial Statements and Supplementary Data

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX


Page

Financial Statements:

  Statements of Net Assets in Liquidation, December 31, 2001 and 2000       22

  Statement of Changes of Net Assets in Liquidation for the
   Year Ended December 31,2001                                              23

  Statements of Operations for the Years
    Ended December 31, 2000 and 1999                                        24

  Statement of Adjustments to Net Assets in Liquidation,
   December 31, 2000                                                        25

  Statements of Changes in Partners' Deficit
    for the Years Ended December 31, 2000 and 1999                          26

  Statements of Cash Flows for the Years Ended
    December 31, 2000 and 1999                                           27-28

  Notes to Financial Statements                                          29-49

Independent Auditors' Reports                                            50-58

Separate Financial Statements, including
  Reports of Independent Auditors', for
  Significant Investees:

         Austintown                                                      59-87

Financial Statement Schedules:

         Schedule III - Real Estate and Accumulated Depreciation            88


All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                                December 31,
                                                            -------------------
                                                              2001       2000
                                                              ----       ----
Assets (Liquidation Basis):

    Cash and cash equivalents                               $462,849   $376,286
    Restricted cash                                           58,949    147,103
    Investments in Local Limited Partnerships                265,250    296,910
                                                            --------   --------
       Total Assets                                          787,048    820,299
                                                            --------   --------

Liabilities (Liquidation Basis):

    Purchase Money Notes and accrued interest liabilities    265,250     51,983
    Accounts payable to affiliates                           339,271    386,271
    Accounts payable                                           1,000      3,596
    Accrued expenses                                         176,724    375,250
    Interest payable                                             841        841
                                                            --------   --------
       Total liabilities                                     783,086    817,941
                                                            --------   --------

Net Assets in Liquidation                                   $  3,962   $  2,358
                                                            ========   ========



   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                      For the year ended December 31, 2001



Net Assets in liquidation at December 31, 2000                        $   2,358

Operating Activities
    Interest income                                      $  17,066
    Purchase Money Note interest - increase in
       accrual                                            (255,371)
    Other operating expenses:
       Affiliates                                           47,000
       Other                                                36,696
                                                         ---------
         Sub-total operating activities                                (154,609)

Liquidating Activities
    Increase in investment in Local Limited
       Partnerships
                                                               319
    Change in estimated liquidation value
       Estimated sales price                               155,909
       Actual sales price                                      (15)
                                                         ---------
         Sub-total liquidating activities                               156,213
                                                                      ---------

Net Assets in liquidation at December 31, 2001                        $   3,962
                                                                      =========




   The accompanying notes are an integral part of these financial statements.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                    For the Years Ended December 31,
                                                                 -------------------------------------
                                                                      2000                  1999
                                                                      ----                  ----
Interest income                                                   $    22,805            $   107,488

Expenses:
   Interest expense                                                   688,199              1,695,878

   General and administrative expenses:
      Affiliates                                                       98,025                 99,681
      Other                                                            56,257                 53,869
                                                                  -----------            -----------
   Total expenses                                                     842,481              1,849,428
                                                                  -----------            -----------

Loss before other income and equity in income (loss) of
   local limited Partnership investments                             (819,676)            (1,741,940)

Other income:
   Gain on sale of investment in Osuna                              2,432,299                     --
                                                                  -----------            -----------

Income (Loss) before equity in income of local limited
   Partnership investments                                          1,612,623             (1,741,940)

Equity in income of local
   Limited partnership investments                                      8,594                139,548
                                                                  -----------            -----------

Income (Loss) before extraordinary items                            1,621,217             (1,602,392)

Extraordinary items:
   Gain on sale of investment in Fiddlers Creek Apts                       --              2,579,632
   Gain on sale of investment in Linden Park                               --                344,491
                                                                  -----------            -----------
                                                                           --              2,924,123
                                                                  -----------            -----------

Net income (loss)                                                 $ 1,621,217            $ 1,321,731
                                                                  ===========            ===========

Limited partners' interest in income (loss) before
   extraordinary items                                            $ 1,605,005            $(1,586,368)
                                                                  ===========            ===========

Limited partners' interest in net income (loss)                   $ 1,605,005            $ 1,308,514
                                                                  ===========            ===========

Units used in computing basic net income (loss) per
   limited partnership Unit                                            21,564                 21,566
                                                                  ===========            ===========

Basic income (loss) per limited partner unit before
   extraordinary items                                            $     74.43            $    (73.56)
                                                                  ===========            ===========

Basic net income (loss) per
  limited partnership Unit                                        $     74.43            $     60.67
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

                                    LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                       (A Massachusetts Limited Partnership)

                                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   For the years ended December 31, 2000 and 1999


                                                              General               Limited
                                                              Partner              Partners                Total
                                                              -------              --------                -----

Partners'deficit
   at December 31, 1998                                    $   (219,976)         $(12,118,742)         $(12,338,718)

Net income                                                       13,217             1,308,514             1,321,731

Capital Distributions                                               (56)             (455,584)             (455,640)
                                                           ------------          ------------          ------------

Partners' deficit
   at December 31, 1999                                    $   (206,815)         $(11,265,812)         $(11,472,627)

Net income                                                       16,212             1,605,005             1,621,217

Capital Distributions                                               (31)               (3,092)               (3,123)
                                                           ------------          ------------          ------------

Partners' deficit at December  31, 2000, prior to
   adoption of the liquidation basis of accounting         $   (190,634)         $ (9,663,899)         $ (9,854,533)
                                                           ============          ============          ============

Limited Partner distributions per unit:
     2000                                                                              $  .14
                                                                                       ======

     1999                                                                              $21.13
                                                                                       ======


                     The accompanying notes are an integral part of these financial statements.

                               LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                  (A Massachusetts Limited Partnership)

                                         STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended December 31,
                                                                       ---------------------------------
                                                                            2000                1999
                                                                            ----                ----
Cash flows from operating activities:
   Cash distributions from Local Limited Partnerships                  $   129,654          $   251,371
   Interest payments on Purchase Money Notes                              (123,760)            (245,730)
   Uncashed interest payments on Purchase Money
      Notes from prior years                                                    --                  841
   Cash paid for general and administration expenses:
      Affiliates                                                               (27)             (83,000)
      Other                                                                (44,225)             (38,926)
   Interest received                                                        22,805               25,733
                                                                       -----------          -----------

      Net cash used in operating activities                                (15,553)             (89,711)
                                                                       -----------          -----------

Cash flows from financing activities:
   Capital distributions                                                    (3,123)            (455,640)
   Principal and accrued interest received upon
      repayment of Linden Park notes
      receivable                                                                --              241,058
                                                                       -----------          -----------

      Net cash used in financing activities                                 (3,123)            (214,582)
                                                                       -----------          -----------

Cash flows from investing items:
   Cash proceeds from sale of investment in:
      Osuna                                                                100,000                   --
      Fiddlers Creek                                                            --              483,451
      Linden Park                                                               --              395,960
   Consulting fees                                                         (23,426)             (77,416)
   Deferred closing costs and reimbursable expenses                        (61,449)             (13,046)
   Increase in restricted cash                                            (147,103)                  --
                                                                       -----------          -----------
      Net cash provided by (used in) investing items                      (131,978)             788,949
                                                                       -----------          -----------

Net increase (decrease) in cash and cash equivalents                      (150,654)             484,656

Cash and cash equivalents at:

   Beginning of period                                                     526,940               42,284
                                                                       -----------          -----------

   End of period                                                       $   376,286          $   526,940
                                                                       ===========          ===========


                                   (continued)


                               LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                  (A Massachusetts Limited Partnership)

                                   STATEMENTS OF CASH FLOWS (continued)


Reconciliation of net income (loss) to net cash used in operating activities:

                                                                        For the Years Ended December 31,
                                                                       ---------------------------------
                                                                            2000                1999
                                                                            ----                ----

Net income (loss)                                                      $ 1,621,217          $ 1,321,731

Adjustments to reconcile net income (loss) to net cash used in operating activities:

      Share of income of Local Limited
          Partnership investments
                                                                            (8,594)            (139,548)

      Cash distributions from Local Limited
          Partnerships                                                     129,654              251,371

      Interest expense added to purchase money
          Notes, net of discount amortization                              649,223            1,573,230

      Interest income added to
          notes receivable, net of discount
          amortization, and interest received                                   --              (81,755)

      Gain on sale of investment in Local Limited
          Partnerships                                                  (2,432,299)          (2,924,123)

      (Decrease) increase in:
          Accrued interest payable                                         (84,783)            (122,241)
          Accounts payable to affiliates                                    97,998               15,002
          Accounts payable                                                   2,031               (1,093)
          Accrued expenses                                                  10,000               17,715
                                                                       -----------          -----------
Net cash used in operating activities                                  $   (15,553)         $   (89,711)
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

       The Partnership Agreement authorized the sale of up to 30,010 units of Limited Partnership Interest ("Units") of which 21,616 were subscribed for and sold as of the completion of the offering on July 12, 1985. During fiscal 1995, 1998, 2000 and 2001, the Partnership recorded as cancelled and no longer outstanding 40, 10, 20 and 20 Units, respectively, which were formally abandoned by the holders of such Units.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships

       On December 31, 2001, the Properties owned by Brierwood II and Pine Forest were sold to purchasers affiliated with the local general partner in these partnerships. These Partnerships were subsequently dissolved. The carrying value of these properties had been adjusted at December 31, 2000 to reflect the actual sales transactions.

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

       On February 1, 2000, the Partnership sold its 98% interest as a limited partner (the "Partnership Interest") in Osuna to the Sovereign Management Corporation, the company retained by Osuna to manage its apartment complex (the "Purchaser"). In consideration for the sale of the Partnership Interest, the Partnership received a net cash purchase price of $100,000. In connection with the sale, the holders of the Purchase Money Notes (the "Notes") issued by the Partnership in connection with its acquisition of the Partnership Interest released the Partnership from all liabilities in connection with the Notes. After transaction expenses, the Partnership recognized a gain of $2,432,299 on the sale of the investment.

       On July 15, 1999, the Partnership sold its interest in Linden Park in exchange for $395,960 in cash. After transaction expenses, the Partnership recognized a gain of $344,491 on the sale of the investment. Linden Park refinanced their existing debt and also paid in full the principal and accrued and unpaid interest due the Partnership on their notes totaling $241,058. In accordance with the Partnership's agreement with the General Partner of Linden Park (the "Linden GP"), these funds have been segregated for use to pay the fees and expenses due the Linden GP in connection with the consulting arrangement described below. Interest earned on these segregated funds will be available to pay these fees and expenses.

       On May 28, 1999, the Partnership sold its interest in Fiddlers Creek in exchange for $483,451 in cash and assumption of the Purchase Money Note obligations. After transaction expenses, the Partnership recognized a gain of $2,579,632 on the sale of the investment. On April 13, 2000, estimated state withholding taxes totaling $211,271 were paid from the proceeds of the sale of the Partnership's investment in Fiddlers Creek. The Partnership subsequently reevaluated this obligation and applied for a refund of the $211, 271 previously remitted. On November 7, 2000 the refund was received with interest of $4,659.

       The Partnership distributed $449,999 to the Partnership's Unit holders in August, 1999 from the proceeds of the sales of the Local Limited Partnership interests in Fiddlers Creek and Linden Park.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Plan of Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

       The Linden GP was engaged in September, 1998 to assist the general partner review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from the segregated funds discussed above. The remaining balance of the segregated funds was $58,949 as of December 31, 2001. In 2001, the Partnership paid $71,723 in consulting fees to the Linden GP in respect of the successful sales of its' interests in Fuqua-Varina, Oxford Homes and Williamston Homes. Fees totaling $18,018 were paid in respect of Austintown and the Partnership accrued fees due the Linden GP totaling $9,441 in respect of the Brierwood II and Pine Forest investments. In 2000, the consulting fees paid to the Linden GP in respect of the successful sale of the Partnership's investment in Osuna was $23,426 and reimbursed expenses totaled $407. In 1999, the consulting fees paid to the Linden GP in respect of the successful sales of the Partnership's investments in Fiddlers Creek and Linden Park totaled $77,416 and reimbursed the Linden GP for expenses incurred totaled $10,216.

       The sale of the Partnership's interests in Brierwood and Meadowwood requires consent from all the related Purchase Money Note holders. Such consents were requested. The Partnership did not receive unanimous consent. Under the partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of the Local Limited Partnership's project. Liberty LGP has pursued the sale of these properties owned by Brierwood and Meadowwood. The purchasers are affiliates of the local general partner in these Local Limited Partnerships. The transactions closed in March 2002.

       The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold. Management understands that Mr. Manchi has been negotiating to purchase the remaining Purchase Money Notes and expects that, if he acquires them, he will exchange them for the balance of the limited partnership interest. The Partnership will recognize the disposition of its limited partnership interest as the sales are finalized. The estimated liquidation value has been adjusted to reflect these latest estimated realizable values.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Plan of Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

       Management has continued discussions with the local manager for Surry and Glendale. Under the Local Limited Partnership agreements relating to these investments, Liberty LGP has the right to cause the sale of these projects by the respective Local Limited Partnerships. The local manager has had appraisals completed for these projects which have been distributed to the Purchase Money Note holders and the general partners of the respective Local Limited Partnerships. The appraised values for Surry and Glendale are $1,100,000 and $950,000, respectively. Liberty LGP is in the process of soliciting offers for these properties from the local manager and/or from third parties. All net proceeds from any such sale will be distributed to the partners of the Local Limited Partnerships. The Partnership's proceeds would in turn be distributed to the related Purchase Money Note holders. Management is continuing to consider other alternatives in the event such a sale is not arranged. Management is unable to predict when or whether such a transaction will be consummated. The estimated liquidation value of these investments have been adjusted to reflect the latest estimated realizable values based on the appraisals.

       The carrying values of the investments in the Local Limited Partnerships and the Purchase Money Notes and related accrued interest were adjusted to their estimated fair values and settlement amounts, respectively, upon adopting the liquidation basis of accounting (See Note 2).

       As discussed above, the Partnership is currently attempting to dispose of its interests in the remaining five Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the second quarter of 2002.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

2. Significant Accounting Policies, continued

Basis of Accounting, continued

       The accompanying statements of net assets in liquidation as of December 31, 2001 and 2000, reflect the transactions of the Partnership utilizing liquidation accounting concepts as required by accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated payable amounts. The valuation of assets and liabilities necessarily requires estimates and assumptions, and there are uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded.

       The accompanying statement of operations for the year ended December 31, 2000 reflects the operations of the Partnership prior to the adoption of liquidation basis of accounting and prior to the adjustments required to adopt the liquidation basis of accounting as of December 31, 2000.

Investment in Local Limited Partnerships

       Investments in Local Limited Partnerships at December 31, 2001 consist of investments in five Local Limited Partnerships which are stated at estimated liquidation value. Prior to the adoption of liquidation accounting, the investments in Local Limited Partnerships were accounted for by the equity method whereby costs to acquire the investments, including cash paid, notes issued and other costs of acquisition, were capitalized as part of the investment account. The Partnership's equity in the earnings or losses of each of the Local Limited Partnerships was reflected as an addition to or reduction of the respective investment account. The Partnership did not recognize losses, which reduced its investment account below zero. Cash distributions received which reduce the investment below zero are recognized as investment income.

Cash Equivalents

       For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       Cash equivalents at December 31, 2001 consist of $377,672 certificates of deposit with interest at rates of 1.76 and 1.74 percent and are rolled forward on a seven day basis. The remaining funds held are in money market funds with no stated maturity, valued at cost, which approximates market value. Cash equivalents at December 31, 2000 consisted of $363,484 certificates of deposit which earned interest at rates of 4.9 and 4.83 percent and are rolled forward on a seven day basis. The remaining funds held are in money market funds with no stated maturity, valued at cost, which approximates market value.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


2. Significant Accounting Policies, continued

Interest

       Discounts on purchase money notes were amortized over the terms of the related notes using the effective interest method. At December 31, 2000 the Partnership had fully amortized the discount for all the purchase money notes. Interest accrued on the Purchase Money Notes was adjusted to its estimated settlement amount in conjunction with adopting the liquidation basis of accounting.

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

Per Unit Amounts

       Net income (loss) per Limited Partnership Unit is based on the weighted average number of Units outstanding in the applicable year. As of December 31, 2001, 2000, and 1999, there were 21,526, 21,546 and 21,566 units outstanding.
During 2001 and 2000, 20 units were abandoned in each year. Refer to Note 1 for information regarding profit and loss sharing ratios.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


3. Contingencies

       As of December 31, 2001 all five remaining series of the Purchase Money Notes were in default. The Purchase Money Notes relating to Austintown, Meadowwood and Brierwood matured on October 30, 1999. The Purchase Money Notes relating to Glendale and Surry matured on August 29, 2000 and July 9, 2001, respectively. On September 29, 1999 the Purchase Money Notes relating to Fuquay-Varina, Oxford Homes and Williamston Homes matured. On March 30, 2001, these Purchase Money Notes were assumed by the buyer as part of the sales price of the related Partnership interests. The Purchase Money Notes relating to Pine Forest matured on October 30, 1999. These Purchase Money Notes have been effectively cancelled as the related Partnership (the sole collateral) was terminated on December 31, 2001 after the sale of the property. The Purchase Money Notes relating to Osuna matured on November 27, 1999. The Partnership disposed of its interest in Osuna and the related Purchase Money Note obligations in February 2000. Linden Park, one of the two Local Limited Partnerships in which the Partnership acquired its interest for cash, issued purchase money notes in connection with the purchase of its housing complex. Such notes had terms substantially identical to those of the Purchase Money Notes, and were secured by a pledge by all of the partners in such Local Limited Partnership (including the Partnership) of their respective partnership interests therein. The notes were paid in full in connection with a refinancing by Linden Park of its existing debt in July 1999.

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

       As discussed in Note 1 above, the Partnership is currently attempting to dispose of its interests in the remaining five Local Limited Partnerships. If the Partnership is successful in disposing of its remaining investments, management presently intends to wind up the Partnership's operations in the second quarter of 2002.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

3. Contingencies, continued

       The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times from October 2004 through April 2006. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of
Section 8 Contracts. In February 2001, HUD issued a new Section 8 contract renewal GuideBook, which replaced HUD notice 99-36.

       The GuideBook provides project owners with several options for Section 8 contract renewals. The Local Limited Partnerships which have Section 8 contracts will not be affected by these guidelines until late 2003 or early 2004.

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

4. Investments in Local Limited Partnerships

       The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which own and operate government assisted multi-family housing complexes. As discussed in Note 1 above, the Partnership has sold eight of its investments as of December 31, 2001. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

       As discussed above, the Partnership is currently in the process of liquidating the Partnership and disposing of its remaining investments in the Local Limited Partnerships estimated to occur through the second quarter of 2002. No assurance can be given that management will be able to complete its liquidation of Partnership's investments within this time period.

       The Partnership distributed $449,999 to the Partnership's Unit holders in August, 1999 from the proceeds of the sales of Local Limited Partnership interests in Fiddlers Creek and Linden Park.

       Twelve Local Limited Partnership interests were acquired from withdrawing partners of existing Local Limited Partnerships and one Local Limited Partnership interest was acquired from a newly formed Local Limited Partnership. In conjunction with the acquisition of eleven of the Local Limited Partnership interests from withdrawing partners, the Partnership issued long-term purchase money notes in the aggregate principal amount of $8,705,000, before discount, to such withdrawing partners. In conjunction with the acquisition of Linden Park's interests, the Local Limited Partnership issued purchase money notes to withdrawing partners amounting to $1,800,000 with the same terms as the purchase money notes issued by the Partnership in connection with its acquisition of interests in other Local Limited Partnerships.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4. Investments in Local Limited Partnerships, continued

       All of the Purchase Money Notes accrued simple interest at 9% per annum. Interest is payable annually but only to the extent of cash distributed from the respective Local Limited Partnerships. Both principal and unpaid interest are due at maturity. Recourse on such purchase money notes is limited to the Partnership's respective Local Limited Partnership interests which are pledged as security on the notes. In connection with adopting the liquidation basis of accounting the Partnership will not accrue interest on the Purchase Money Notes subsequent to December 31, 2000.

       Purchase Money Note obligations decreased by $2,938,554 in the first quarter of 2000 as the Partnership's obligations with respect to the Purchase Money Note were released in connection with the sale of the Partnership's interest in Osuna. Purchase Money Note obligations decreased in 1999 as the Purchase Money Note obligations were assumed by the purchaser of the Partnership's interest in Fiddlers Creek. See Note 6 for further information on Purchase Money Notes.

       Effective December 31, 2000, the Investments in Local Limited Partnerships were reduced by $ 487,115 and deferred legal costs relating to dispositions of the investments were reduced by $31,028 to reflect the investments at their aggregate estimated realizable value in accordance with the liquidation basis of accounting. At December 31, 2001, the Investments in Local Limited Partnerships was $265,250 versus $296,910 at December 31, 2000. The net decrease of $31,660 includes the net increase in estimated net sales value totaling $156,213 less sales proceeds totaling $148,485 and cash distributions received from the Local Limited Partnerships totaling $39,388.

       The Partnership recorded its share of losses in Linden Park, Brierwood, Brierwood II, Pine Forest, Surry, Glendale and Meadowwood until its related investment was reduced to zero. Subsequent to that point, any cash distributions received from the five remaining partnerships will be recognized as investment income rather than as a reduction in Investment in Local Limited Partnerships. In 2000, $2,033 of cash distributions from Glendale were recognized as investment income as it would have reduced its investment balance below zero.

       The Partnership is not obligated to make additional capital contributions to fund the deficit in its capital accounts in these Local Limited Partnerships.

       Certain Local Limited Partnerships have made payments on behalf of the Partnership for non-resident state withholding taxes in accordance with state income tax regulations. No payments were made in 2001. These amounts totaling $3,123 in 2000 and $5,641 in 1999 have been treated as distributions from the Local Limited Partnerships and a distribution to the partners of Liberty Housing Partners Limited Partnership.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4. Investments in Local Limited Partnerships, continued

       The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                           2001                2000
                                                                           ----                ----
Total acquisition cost to the Partnership                              $ 9,356,379          $ 9,356,379

Additional capital contributed by the Partnership                           11,425               11,425

Partnership's share of losses of Local Limited Partnerships             (3,456,795)          (3,444,200)

Cash distributions received from Local Limited Partnerships             (4,249,583)          (4,199,256)

Cash distributions received from Local  Limited
       Partnerships recognized as Investment Income                         95,918               95,195

Sales of investments in Local Limited Partnerships                      (1,462,539)          (1,035,518)

Adjustment to reduce investments in Local Limited Partnerships
       to liquidation accounting basis                                     (29,555)            (487,115)
                                                                       -----------          -----------

Investments in Local Limited Partnerships                              $   265,250          $   296,910
                                                                       ===========          ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

           Summarized   financial   information  from  the  combined   financial
statements of all Local Limited Partnerships in which the Partnership held an investment during the corresponding fiscal year is as follows:

                            Summarized Balance Sheets

Assets:                                                 2001           2000
------                                                  ----           ----

Investment property, net
          of accumulated depreciation               $ 4,726,301     $ 7,771,045
Current assets                                          745,820       1,127,683
Other assets                                             84,767         195,708
                                                    -----------     -----------
  Total assets                                      $ 5,556,888     $ 9,094,436
                                                    ===========     ===========

Liabilities and Partners' Equity (Deficit):
                                                                    -----------

Current liabilities                                     563,305         730,061
Long-term debt, net of discounts                      5,460,527       9,082,556
                                                    -----------     -----------
   Total liabilities                                  6,023,832       9,812,617

Partnership's equity (deficit)                         (372,760)       (553,347)
Other partners' equity (deficit)                        (94,184)       (164,834)
                                                    -----------     -----------
   Total liabilities and
       partners' equity (deficit)                   $ 5,556,888     $ 9,094,436
                                                    ===========     ===========

                       Summarized Statements of Operations

                                                               For the Years Ended December 31,
                                                               --------------------------------
                                                     2001                  2000                  1999
                                                     ----                  ----                  ----
Rental and other income                           $ 2,521,634           $ 3,019,184           $ 4,463,668
Expenses:
   Operating expenses                               1,702,676             1,981,234             2,957,059
   Interest expense                                   468,042               582,074               773,617
   Depreciation and amortization                      490,154               591,400               813,890
                                                  -----------           -----------           -----------
     Total expenses                                 2,660,872             3,154,708             4,544,566
                                                  -----------           -----------           -----------
Operating loss                                       (139,238)             (135,524)              (80,898)

Gain on sale of apartment complexes                 1,027,340                    --                    --
                                                  -----------           -----------           -----------

Net income (loss)                                 $   888,102           $  (135,524)          $   (80,898)
                                                  ===========           ===========           ===========

Partnership's share of net income (loss)          $   814,039           $  (133,862)          $   (80,324)
                                                  ===========           ===========           ===========
Other partners' share
  of net income (loss)                            $    74,063           $    (1,662)          $      (574)
                                                  ===========           ===========           ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.  Investments in Local Limited Partnerships, continued

       The difference between the Partnership's share of income in Local Limited Partnership investments in the Partnership's Statements of Operations for the years ended December 31, 2000 and 1999 and the share of income (loss) in the above Summarized Statements of Operations consists of the Partnership's unrecorded share of losses and cash distributions recorded as investment income as follows:

                                                                   2000             1999
                                                                   ----             ----
Share of income in Local Limited Partnership Investments
  in the Partnership's Statement of Operations                  $   8,594         $ 139,548

Partnership's share of loss in the
  above summarized Statement of Operations                       (133,862)          (80,324)
                                                                ---------         ---------
    Difference                                                  $ 142,456         $ 219,872
                                                                =========         =========

Unrecorded Losses:
    Linden Park                                                 $      --         $  37,641
    Brierwood                                                      19,725            33,837
    Brierwood II                                                   10,259            25,903
    Pine Forest                                                    48,854            33,806
    Surry                                                          23,508            39,642
    Glendale                                                        5,554             1,995
    Meadowwood                                                     32,523            28,046
                                                                ---------         ---------
            Subtotal Unrecorded Losses                            140,423           200,870
Cash distributions recorded as investment income:
    Glendale                                                        2,033            19,002
    Surry                                                              --                --
                                                                ---------         ---------
Total                                                           $ 142,456         $ 219,872
                                                                =========         =========

5. Restricted Cash

       Restricted Cash consists of funds segregated for use to pay the fees and expenses due the Linden GP in accordance with the Partnership's consulting agreement as discussed more fully in Note 1 above. The remaining balance of the segregated funds was $58,949 and $147,103 as of December 31, 2001 and 2000, respectively. If the workout or liquidation of the entire portfolio is successfully completed all of the segregated funds will be paid to the Linden GP. Interest earned on these segregated fund is available to pay the fees and expenses due the Linden GP under the consulting agreement.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

6. Transactions with Affiliates

       During the years ended December 31, 2000 and 1999 the Partnership recognized general and administrative expenses owed to the Managing General Partner, as follows:

                                              2000                   1999
                                              ----                   ----
Reimbursement of Partnership
  Administration expenses                   $48,025                $49,681
Partnership management fees                  50,000                 50,000

       Prior to the adoption of liquidation basis of accounting, accounts payable as of December 31, 2000 and 1999, to affiliates totaling $286,271 and $188,272 respectively, represent amounts owed for reimbursements of Partnership administration expenses of $144,000 and $96,001, respectively, and partnership management fees of $ 142,271 and $92,271, respectively. In 2000, the Partnership reimbursed expenses of $27. In 1999, the Partnership reimbursed deferred administration expenses of $20,000 and Partnership management fees of $63,000 out of the Fiddlers Creek and Linden Park sales proceeds.

       In connection with the adoption of the liquidation basis of accounting, an adjustment to record estimated liabilities through the liquidation of $100,000 was recorded at December 31, 2000. This amount included $50,000 of partnership management fees and $50,000 of reimbursable administration expenses. In 2001, estimated management fees to the General Partner through liquidation were reduced by $45,000 and estimated administrative expenses through liquidation were reduced by $2,000. At December 31, 2001, accounts payable to affiliates totaling $339,271 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $192,000 and $147,271, respectively.

                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                    (A Massachusetts Partnership)

                                  NOTES TO THE FINANCIAL STATEMENTS

7. Purchase Money Notes

       Purchase money notes consist of the following at December 31:

                                                                        2001                 2000
                                                                        ----                 ----
Purchase Money Notes, due July 9, 2001,
Bearing interest at 9% per annum,
Collateralized by the Partnership's
Local Limited Partnership interest
in Surry Manor, Ltd.:
      Original principal balance                                     $   360,000         $   360,000
      Accrued and unpaid interest                                        435,829             403,429
      Reduction to adjust to Liquidation Accounting                     (653,981)           (763,429)
                                                                     -----------         -----------
                                                                         141,848                  --

Purchase Money Notes, due August 29,
2000, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Glendale ManorApartments:
      Original principal balance                                         450,000             450,000
      Accrued and unpaid interest                                        279,202             238,702
      Reduction to adjust to Liquidation Accounting                     (607,100)           (688,702)
                                                                     -----------         -----------
                                                                         122,102                  --

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Oxford Homes for the Elderly, Ltd.:
      Original principal balance                                              --             643,600
      Accrued and unpaid interest                                             --             330,893
      Reduction to adjust to Liquidation Accounting                           --            (973,855)
                                                                     -----------         -----------
                                                                              --                 638

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest in
Williamston Homes for the Elderly, Ltd.:
      Original principal balance                                              --             664,100
      Accrued and unpaid interest                                             --             222,870
      Reduction to adjust to Liquidation Accounting                           --            (875,406)
                                                                     -----------         -----------
                                                                              --              11,564

                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                    (A Massachusetts Partnership)

                                  NOTES TO THE FINANCIAL STATEMENTS

7. Purchase Money Notes (Continued)

                                                                        2001                 2000
                                                                        ----                 ----

Purchase Money Notes, due September 28,
1999, bearing interest at 9% per annum,
collateralized by the Partnership's
Local Limited Partnership interest  in
Fuquay-Varina Homes for the Elderly, Ltd.:
      Original principal balance                                              --         $   707,300
      Accrued and unpaid interest                                             --              95,730
      Reduction to adjust to Liquidation Accounting                           --            (773,502)
                                                                     -----------         -----------
                                                                              --              29,528

Purchase Money Notes, due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
Interest in Meadowwood, Ltd.:
      Original principal balance                                         610,000             610,000
      Accrued and unpaid interest                                        926,011             871,111
      Reduction to adjust to Liquidation Accounting                   (1,536,011)         (1,481,012)
                                                                     -----------         -----------
                                                                              --                  99

Purchase Money Notes,  due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
Interest in Brierwood, Ltd.:
      Original principal balance                                         270,000             270,000
      Accrued and unpaid interest                                        402,006             382,814
      Reduction to adjust to Liquidation Accounting                     (672,006)           (652,715)
                                                                     -----------         -----------
                                                                              --                  99

                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                    (A Massachusetts Partnership)

                                  NOTES TO THE FINANCIAL STATEMENTS

7. Purchase Money Notes (Continued)

                                                                        2001                 2000
                                                                        ----                 ----

Purchase Money Notes,  due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
Interest in Pine Forest Apartments, Ltd.:
      Original principal balance                                              --             350,000
      Accrued and unpaid interest                                             --             487,328
      Reduction to adjust to Liquidation Accounting                           --            (837,328)
                                                                     -----------         -----------
                                                                              --                  --

Purchase Money Notes,  due
October 30, 1999, bearing interest at
9% per annum, collateralized by the
Partnership's Local Limited Partnership
Interest in Austintown Associates:
         Original principal balance                                    1,600,000           1,600,000
         Accrued and unpaid interest                                   2,307,437           2,163,492
         Reduction to adjust to Liquidation Accounting                (3,906,137)         (3,753,437)
                                                                     -----------         -----------
                                                                           1,300              10,055


                                                                     -----------         -----------

Total principal and accrued and unpaid interest at 9% as
adjusted to liquidation basis
                                                                     $   265,250         $    51,983
                                                                     ===========         ===========

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

       As of December 31, 2001 all five remaining series of the Purchase Money Notes were in default. The Purchase Money Notes relating to Austintown, Meadowwood and Brierwood matured on October 30, 1999. The Purchase Money Notes relating to Glendale and Surry matured on August 29, 2000 and July 9, 2001, respectively. On September 29, 1999 the Purchase Money Notes relating to Fuquay-Varina, Oxford Homes, and Williamston Homes matured. On March 30, 2001, these Purchase Money Notes were assumed by the buyer as part of the sales price of the related Partnership interests. The Purchase Money Notes relating to Pine Forest matured on October 30, 1999. These Purchase Money Notes have been effectively cancelled as the related Partnership (the sole collateral) was terminated on December 31, 2001 after the sale of the property. The Purchase Money Notes relating to Osuna matured on November 27, 1999. The Partnership disposed of its interest in Osuna and the related Purchase Money Note obligations in February 2000. Linden Park, one of the two Local Limited Partnerships in which the Partnership acquired its interest for cash, issued purchase money notes in connection with the purchase of its housing complex. Such notes had terms substantially identical to those of the Purchase Money Notes, and were secured by a pledge by all of the partners in such Local Limited Partnership (including the Partnership) of their respective partnership interests therein. The notes were paid in full in connection with a refinancing by Linden Park of its existing debt in July 1999.

       In 2000 and 1999, the unamortized discount for these Purchase Money Notes totaling $86,669 and $658,894, respectively, were written off. The unamortized discount relating to the Purchase Money Notes outstanding for Surry totaling $82,830 was also written off in 2000. The Partnership accrued interest on these notes at the legal rate of 9 % through December 31, 2000. In connection with adopting the liquidation basis of accounting the Partnership will not accrue interest on the Purchase Money Notes subsequent to December 31, 2000.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS


7.         Purchase Money Notes (Continued)

       Effective December 31, 2000 the Purchase Money Notes were reduced by an aggregate $10,799,386 to $51,983 to reflect the PMNs and accrued and unpaid interest at their estimated settlement amounts in accordance with the liquidation basis of accounting. During 2001 the Purchase Money Notes were increased by an aggregate $213,267 to $265,250 to reflect their estimated settlement amounts in accordance with the liquidation basis of accounting. The net increase of $213,267 at December 31, 2001 in estimated settlement amounts reflects the increase in estimated net sales proceeds from Surry and Glendale totaling $263,950 less the actual sale and assumption of the related Purchase Money Notes of Fuquay-Varina, Oxford Homes and Williamston Homes totaling $41,730 and the net estimated decrease in settlement amounts from Austintown , Meadowwood and Brierwood totaling $8,953.

8. Accrued Expenses

       Accrued Expenses in liquidation at December 31, 2001 and 2000 consisted of the following:

                                                               December 31,
                                                         -----------------------

                                                            2001          2000
                                                            ----          ----
Professional fees                                         $ 61,275      $ 50,897
Consulting fees                                              9,441            --
Liabilities accrued to estimated settlement
  amounts in liquidation:
    Professional fees                                       56,500       177,250
    Consulting fees                                         49,508       147,103
                                                          --------      --------
                                                          $176,724      $375,250
                                                          ========      ========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

9. Reconciliation of Income (Loss) in Financial Statements to Income (Loss) for Federal Income Tax Purposes

       A reconciliation of the income reported in the Statements of Operations for the years ended December 31, 2001, 2000 and 1999, to the income reported for Federal income tax purposes is as follows:

                                                              2001                 2000                1999
                                                              ----                 ----                ----

Financial Statement net income (loss)                     $  (154,609)         $ 1,621,217         $ 1,321,731

Adjustments:

      Liquidation basis accounting adjustments              2,778,592                   --                  --

      Excess of tax equity over book equity in
         Loss of Local Limited Partnership                    229,206              326,937            (281,806)

      Additional book (tax) basis interest                   (356,065)              26,063             814,632

      Expenses not deducted pursuant to I.R.C
         Section 267                                           98,000               97,999              15,002

      Excess tax gain over book gain on sale of:
         Interests in Local Limited Partnerships            1,762,497              655,062           4,824,373
         Assets by Local Limited Partnerships               1,417,886                   --                  --
                                                          -----------          -----------         -----------

Income for federal income tax purposes                    $ 5,775,507          $ 2,727,278         $ 6,693,392
                                                          ===========          ===========         ===========

10. Concentration of Credit Risk

       The Partnership maintains its cash and cash equivalents in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by these banks. As of December 31, 2001 and 2000, the uninsured cash balances held at its banks was approximately $400,075 and $361,163, respectively.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

11. Statement of Distributable Cash from Operations (Unaudited)

           Distributable Cash From Operations for the year ended December 31, 2001, as defined in Section 17 of the Partnership Agreement, is as follows:

Interest income                                                       $  17,066
Plus:  2001 cash distributions to be received from
          Local Limited Partnerships, net of non-resident
         state withholding taxes                                         10,688
Less:  2002 interest payments on Purchase Money
          Notes to be paid out of 2001 cash
          distributions from Local Limited Partnerships                 (10,688)
Less: General and administrative expenses                              (129,114)
                                                                      ---------
Cash from Operations, as defined                                       (112,048)
                                                                      ---------
Distributable Cash from Operations, as defined                        $      (0)
                                                                      =========

12. Subsequent Event

       On March 22, 2002, the Properties owned by Brierwood and Meadowwood were sold to purchasers affiliated with the local general partner of each of these partnerships. These Partnerships were subsequently dissolved. The carrying value of these properties had been adjusted at December 31, 2001 to zero to reflect the actual sales transactions. For tax reporting purposes the Partnership is expected to report a gain of approximately $3,316,000.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

13. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operation for 2001. Amounts are expressed in thousands with the exception of per Unit calculations.

          Selected Quarterly Data for the Year Ended December 31, 2001

                                                               First             Second               Third               Fourth
                                                             Quarter            Quarter             Quarter              Quarter
                                                             -------            -------             -------              -------
Net income(loss) from operating  activities                   $  2               $ (2)                 $  3               $(158)
Financial Position, End of Year
   Investment in Local Limited Partnerships                    109                109                   109                 265
   Total assets                                                746                629                   617                 787
   Long-term debt                                               52                 10                    10                 265
   Net Assets in Liquidation                                     5                  3                     5                   4
Distributable Cash from operations per  Unit                    --                 --                    --                  --


                         ROBERT ERCOLINI & COMPANY LLP
              Certified Public Accountants o Business Consultants

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Liberty Housing Partners Limited Partnership
Needham, Massachusetts

       We have audited the accompanying statements of net assets in liquidation of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 2001 and 2000, the related statement of changes of Net Assets in Liquidation for the year ended December 31, 2001, statement of adjustments to net assets in liquidation as of December 31, 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 2001 and 2000 financial statements of the Local Limited Partnerships in which Liberty Housing Partners Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 34% and 36% of the total assets as of December 31, 2001 and 2000, and income and (losses) from such partnerships comprise 0% and .5% of the income (loss) for the years ended December 31, 2001 and 2000, respectively, of Liberty Housing Partners Limited Partnership. The financial statements of these partnerships were audited by other auditors whose reports have been furnished to us, and our opinion insofar as it relates to information relating to these partnerships is based solely on the reports of the other auditors. The statements of operations, changes in partners' deficit and cash flows for the year ended December 31, 1999 were audited by other auditors, whose report dated March 21, 2000, expressed an unqualified opinion on those statements.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

       In our opinion, based on our audits and the reports of the other auditors, the 2001 and 2000 financial statements of Liberty Housing Partners Limited Partnership referred to above present fairly, in all material respects, the statements of net assets in liquidation as of December 31, 2001 and 2000, the statement of changes of net assets in liquidation for the year ended December 31, 2001, the statement of adjustments to net assets in liquidation as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

               FIFTY-FIVE SUMMER STREET o BOSTON, MA 02110-1007 o
                   TELEPHONE 617.482-5511 o FAX 617.426-5252

           As described in Note 2 to the financial statements, the Partnership changed its basis of accounting effective December 31, 2000 from the going concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2001 and 2000 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

       Our audit was made for the purpose of forming an opinion on the basic 2001 and 2000 financial statements taken as a whole. The supplemental schedule listed in the accompanying index on page 21 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, which insofar as it relates to amounts included for the Local Limited Partnerships, is based on the reports of the other auditors, this schedule fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           ROBERT ERCOLINI & COMPANY LLP
                                           /s/ ROBERT ERCOLINI & COMPANY LLP

Boston, Massachusetts
March 22, 2002

                           Reznick Fedder & Silverman
            Certified Public Accountants o A Professional Corporation

       4520 East West Highway o Suite 300 o Bethesda, Maryland 20814-3319
                   Phone (301) 652-9100 o Fax (301) 652-1848


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Liberty Housing Partners Limited Partnership

        We have audited the accompanying statements of operations, changes in partners' deficit, and cash flows of Liberty Housing Partners Limited Partnership (a Massachusetts Limited Partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain operating partnerships in which Liberty Housing Partners Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 8% of the Partnership income (loss) for the year ended December 31, 1999, of Liberty Housing Partners Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audit and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

          /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
March 21, 2000

  ATLANTA, GA         BALTIMORE, MD         BETHESDA, MD         CHARLOTTE, NC
(404) 847-9447       (410) 783-4900        (301) 652-9100       (704) 332-9100

                                  www.rfs.com

SHARRARD, MCGEE & CO., P.A.
CERTIFIED PUBLIC ACCOUNTANTS o CONSULTANTS
1321 LONG STREET o POST OFFICE BOX 5869 o HIGH POINT, NORTH CAROLINA 27262

                                                                (336) 884-0410
                                                              FAX (336) 884-1580
                                                                   ________

                                                                   OFFICES:
                                                                  HIGH POINT
                                                                  GREENSBORO
                                                                   ASHEBORO

                          Independent Auditors' Report

                                                                January 15, 2002

To the Partners
Surry Manor, Ltd.

We have audited the accompanying balance sheet of Surry Manor, Ltd., HUD Project No. 05335279-PM-WAH-L8 (a North Carolina limited partnership) as of December 31, 2001, and the related statements of net loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surry Manor, Ltd. as of December 31, 2001, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of Surry Manor, Ltd.'s internal control and reports dated January 15, 2002, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

                                                /s/ Sharrard, McGee & Co., P.A.

SHARRARD, MCGEE & CO., P.A.
CERTIFIED PUBLIC ACCOUNTANTS o CONSULTANTS
1321 LONG STREET o POST OFFICE BOX 5869 o HIGH POINT, NORTH CAROLINA 27262

                                                                (336) 884-0410
                                                              FAX (336) 884-1580
                                                                   ________

                                                                   OFFICES:
                                                                  HIGH POINT
                                                                  GREENSBORO
                                                                   ASHEBORO

                          Independent Auditors' Report

                                                                January 16, 2002

To the Partners
Glendale Manor Apartments

       We have audited the accompanying balance sheet of Glendale Manor Apartments, HUD Project No. 054-35386-PM-WAH-L8 1a South Carolina limited partnership) as of December 31, 2001, and the related statements of income, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glendale Manor Apartments as of December 31, 2001, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

       In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 2002 on our consideration of Glendale Manor Apartments' internal control and reports dated January 16, 2002, on its compliance with laws and regulations, specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

                          INDEPENDENT AUDTTORS' REPORT

To the Partners
Brierwood, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Brierwood, Ltd. (A Georgia Limited Partnership), RECD Project No.: 10-043-581354705 as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brierwood, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2002 on our consideration of Brierwood, Ltd.'s internal control structure and a report dated January 14, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P. C.
Henderson & Godbee, P. C.
Certified Public Accountants

January 14, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Brierwood II, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Brierwood II, Ltd., (A Georgia Limited Partnership), FmHA No: 10-43-581538983, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brierwood II, Ltd., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2002 on our consideration of Brierwood 11, Ltd's internal control structure and a report dated January 14, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P. C.
Henderson & Godbee, P. C
Certified Public Accountants

January 14, 2002

                          INDEPENDENT AUDTTORS' REPORT

To the Partners
Pine Forest Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pine Forest Apartments, Ltd. (A Georgia Limited Partnership), USDA,RD No: 10-065-0581414045 as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Forest Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2002 on our consideration of Pine Forest Apartments, Ltd.'s internal control structure and a report dated January 14, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P. C.
Henderson & Godbee, P. C
Certified Public Accountants

January 14, 2002
                                       57

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Meadowwood, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Meadowwood, Ltd. (A Georgia Limited Partnership), FmHA Project No: 11-037-581292555 as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowwood, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2002 on our consideration of Meadowwood, Ltd.'s internal control structure and a report dated January 14, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P. C.
Henderson & Godbee, P. C
Certified Public Accountants

January 14, 2002
                                       58

                              FINANCIAL STATEMENTS
                          AND ACCOMPANYING INFORMATION

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2001

                              - - - o o 0 o o - - -

                                 C O N T E N T S


                                                                            PAGE

INDEPENDENT AUDITORS' REPORT.............................................    61
BALANCE SHEET   .........................................................  62-63
STATEMENT OF OPERATIONS..................................................  64-65
STATEMENT OF PARTNERS' CAPITAL...........................................    66
STATEMENT OF CASH FLOWS..................................................  67-68
NOTES TO FINANCIAL STATEMENTS............................................  69-74
ACCOMPANYING INFORMATION:
   SUPPORTING DATA REQUIRED BY HUD.......................................  75-78

INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL.........................  79-80
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS................    81
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   REQUIREMENTS APPLICABLE TO NONMAJOR HUD PROGRAM
   TRANSACTIONS .........................................................    82
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING
   AND NON-DISCRIMINATION................................................    83
SCHEDULE OF FINDINGS AND QUESTIONED COSTS................................    84
AUDITORS COMMENTS ON AUDIT RESOLUTION
   MATTERS RELATING TO HUD PROGRAMS......................................    85

MANAGING PARTNERS' CERTIFICATION.........................................    86
MANAGEMENT AGENT'S CERTIFICATION.........................................    87


                              - - - o o 0 o o - - -

HbK
HILL, BARTH & KING LLC

7680 Market Street                       January 18, 2002
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

Partners
Austintown Associates
Youngstown, Ohio

                          Independent Auditors' Report

         We have audited the accompanying balance sheet of Austintown Associates, a Limited Partnership (Partnership), HUD Project Number 042-44213, as of December 31, 2001, the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with U.S. generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Austintown Associates, a Limited Partnership, HUD Project Number 042-44213, as of December 31, 2001 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

         In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 2002 on our consideration of Austintown Associates' internal controls and reports dated January 18, 2002 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

                                              /s/ Hill, Barth, & King, LLC
                                              Certified Public Accountants

OFFICES SERVING CLIENT IN OHIO, FLORIDA, PENNSYLVANIA and VIRGINIA
Member American Institute of Certified Public Accountants Division of CPA Firms-SEC and Private Companies Practive Sections

                                                         BALANCE SHEET

                                                     AUSTINTOWN ASSOCIATES
                                                    (A LIMITED PARTNERSHIP)

                                                  HUD PROJECT NUMBER 042-44213

                                                       December 31, 2001


                                                             ASSETS
CURRENT ASSETS
      1120 Cash and cash equivalents                                                                                 $ 43,695

      1130 Accounts receivable tenants                                                                                  4,717
      1131 Less allowance for doubtful accounts                                                                         2,500
                                                                                                     -------------------------
      1130N Net accounts receivable tenants                                                                             2,217

      1135 Accounts receivable HUD                                                                                      9,631
      1140 Accounts receivable operations                                                                                 151
                                                                                                     -------------------------
                                                                            TOTAL CURRENT ASSETS                       55,694
                                                                                                     -------------------------

TENANT DEPOSITS HELD BY TRUST
      1191 Tenant security deposits                                                                                    45,505

RESTRICTED DEPOSITS HELD BY MORTGAGEE
      1310 Escrow deposits                                                                                             53,951
      1320 Replacement reserve                                                                                        290,395
                                                                                                     -------------------------
                                                                                  TOTAL DEPOSITS                      344,346
                                                                                                     -------------------------

PROPERTY AND EQUIPMENT
      1410 Land and land improvements                                                                                 469,020
      1420 Buildings                                                                                                4,876,132
      1440 Building equipment - portable                                                                               27,378
      1450 Furniture                                                                                                    2,625
      1460 Furnishings                                                                                                193,013
      1465 Office furniture and equipment                                                                              20,315
      1470 Maintenance equipment                                                                                       34,967
      1480 Motor vehicles                                                                                              11,150
                                                                                                     -------------------------
                                                                                                                    5,634,600
      1495 Less accumulated depreciation                                                                            3,019,370
                                                                                                     -------------------------
                                                                      NET PROPERTY AND EQUIPMENT                    2,615,230
                                                                                                     -------------------------

OTHER ASSETS
      1520 Unamortized loan costs - net                                                                                11,277
      1590 Workers' compensation deposit                                                                                  433
                                                                                                     -------------------------
                                                                              TOTAL OTHER ASSETS                       11,710
                                                                                                     -------------------------
                                                                                                                  $ 3,072,485
                                                                                                     =========================

                                            See accompanying notes to financial statements


                                                   BALANCE SHEET (CONTINUED)

                                                     AUSTINTOWN ASSOCIATES
                                                    (A LIMITED PARTNERSHIP)

                                                  HUD PROJECT NUMBER 042-44213

                                                       December 31, 2001


                                               LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
      2110 Accounts payable trade                                                                                    $ 60,403
      2113 Accounts payable - entity                                                                                   15,000
      2115 Accounts payable section 236 excess income due to HUD                                                          140
      2120 Accrued wages payable                                                                                        5,842
      2121 Accrued payroll taxes payable                                                                                  535
      2123 Accrued management fee payable                                                                               6,600
      2150 Accrued real estate taxes                                                                                   87,000
      2170 Mortgage payable - current portion                                                                         112,389
      2177 Operating loss loan - current portion                                                                        2,362
                                                                                                     -------------------------
                                                                       TOTAL CURRENT LIABILITIES                      290,271
                                                                                                     -------------------------







OTHER LIABILITIES
      2191 Tenant security deposits                                                                                    27,580









LONG-TERM DEBT LESS PRINCIPAL DUE WITHIN ONE YEAR
      2320 Mortgage payable                                                                                         2,463,550




3130 PARTNERS' CAPITAL                                                                                                291,084
                                                                                                     -------------------------
                                                                                                                  $ 3,072,485
                                                                                                     =========================

                                            See accompanying notes to financial statements

                                                    STATEMENT OF OPERATIONS

                                                     AUSTINTOWN ASSOCIATES
                                                    (A LIMITED PARTNERSHIP)

                                                  HUD PROJECT NUMBER 042-44213

                                                  Year ended December 31, 2001


                                                           OPERATIONS
REVENUE
         5120     Rent revenue - gross potential                                                                    $ 211,718
         5121     Tenant assistance payments                                                                          734,374
                                                                                                        ----------------------
                                                                    TOTAL POTENTIAL RENT REVENUE                      946,092

         5220     Vacancies - apartments                                                                               10,827
                                                                                                        ----------------------
                                                                              NET RENTAL REVENUE                      935,265
                                                                                                        ----------------------

         5410     Financial revenue - project operations                                                                3,664
         5440     Revenue from investments - reserve for replacements                                                   8,791
                                                                                                        ----------------------
                                                                         TOTAL FINANCIAL REVENUE                       12,455
                                                                                                        ----------------------

         5311     Swimming pool rental revenue                                                                            288
         5910     Laundry revenue                                                                                       1,167
         5920     Tenant charges                                                                                        9,556
         5945     Interest reduction payments revenue                                                                      47
         5990     Miscellaneous revenue                                                                                 9,840
                                                                                                        ----------------------
                                                                             TOTAL OTHER REVENUE                       20,898
                                                                                                        ----------------------
                                                                                   TOTAL REVENUE                      968,618
                                                                                                        ----------------------

EXPENSES
         6203     Conventions and meetings                                                                                645
         6210     Advertising                                                                                           3,250
         6310     Office salaries                                                                                      40,332
         6311     Office expenses                                                                                      19,794
         6320     Management fee                                                                                       79,200
         6330     Manager salaries                                                                                     19,277
         6331     Administrative rent free unit                                                                         2,680
         6340     Legal expense                                                                                         1,710
         6350     Audit expense                                                                                        10,445
         6370     Bad debts                                                                                             5,452
         6390     Miscellaneous expenses                                                                                5,424
                                                                                                        ----------------------
                                                                   TOTAL ADMINISTRATIVE EXPENSES                      188,209
                                                                                                        ----------------------

         6450     Electricity                                                                                          52,337
         6451     Water                                                                                                18,123
         6453     Sewer                                                                                                40,339
                                                                                                        ----------------------
                                                                        TOTAL UTILITIES EXPENSES                      110,799
                                                                                                        ----------------------

                                         See accompanying notes to financial statements


                                              STATEMENT OF OPERATIONS (CONTINUED)

                                                     AUSTINTOWN ASSOCIATES
                                                    (A LIMITED PARTNERSHIP)

                                                  HUD PROJECT NUMBER 042-44213

                                                  Year ended December 31, 2001

EXPENSES (CONTINUED)
         6510     Payroll                                                                                           $ 103,313
         6515     Supplies                                                                                            105,796
         6520     Contracts                                                                                           100,539
         6525     Garbage and trash removal                                                                            16,832
         6530     Security contract                                                                                     2,175
         6546     Heating/cooling repairs and maintenance                                                               1,208
         6548     Snow removal                                                                                            750
         6570     Vehicle and maintenance equipment operation and repairs                                               4,893
         6590     Miscellaneous expenses                                                                                2,882
                                                                                                        ----------------------
                                                        TOTAL OPERATING AND MAINTENANCE EXPENSES                      338,388
                                                                                                        ----------------------

         6710     Real estate taxes                                                                                    88,226
         6711     Payroll taxes                                                                                        13,644
         6720     Property and liability insurance                                                                     20,280
         6721     Fidelity bond insurance                                                                                 419
         6722     Workers' compensation                                                                                 1,656
         6723     Health insurance                                                                                     14,780
         6790     Miscellaneous taxes, licenses, permits and insurance                                                    659
                                                                                                        ----------------------
                                                                       TOTAL TAXES AND INSURANCE                      139,664
                                                                                                        ----------------------

         6830     Interest on operating loss loan                                                                         375
         6850     Mortgage insurance premium                                                                           12,599
                                                                                                        ----------------------
                                                                        TOTAL FINANCIAL EXPENSES                       12,974
                                                                                                        ----------------------
                                                                 TOTAL COST OF OPERATIONS BEFORE
                                                                   DEPRECIATION AND AMORTIZATION                      790,034
                                                                                                        ----------------------
                                                 NET INCOME BEFORE DEPRECIATION AND AMORTIZATION                      178,584
                                                                                                        ----------------------

         6600     Depreciation expense                                                                                200,710
         6610     Amortization expense                                                                                    657
                                                                                                        ----------------------
                                                             TOTAL DEPRECIATION AND AMORTIZATION                      201,367
                                                                                                        ----------------------
                                                                            LOSS FROM OPERATIONS                      (22,783)

         7190     Other entity expenses                                                                                 7,500
                                                                                                        ----------------------
                                                                                        NET LOSS                    $ (30,283)
                                                                                                        ======================


                                         See accompanying notes to financial statements

                         STATEMENT OF PARTNERS' CAPITAL

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001


                                             GENERAL      LIMITED
                                            PARTNERS      PARTNER       TOTAL
                                           -----------  -----------  -----------

Balance (deficit), January 1, 2001          $  (3,721)   $ 325,088    $ 321,367

Net loss                                            0      (30,283)     (30,283)
                                           -----------  -----------  -----------

Balance (deficit), December 31, 2001        $  (3,721)   $ 294,805    $ 291,084
                                           ===========  ===========  ===========


                 See accompanying notes to financial statements



                                                 STATEMENT OF CASH FLOWS

                                                  AUSTINTOWN ASSOCIATES
                                                 (A LIMITED PARTNERSHIP)

                                               HUD PROJECT NUMBER 042-44213

                                                    December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
      Net rental receipts                                                                                     $ 925,817
      Interest receipts                                                                                          12,455
      Other operating receipts                                                                                   29,101
      Administrative                                                                                            (50,377)
      Management fee                                                                                            (79,200)
      Utilities                                                                                                (112,553)
      Salaries and wages                                                                                       (200,135)
      Operating and maintenance                                                                                (226,410)
      Real estate taxes                                                                                         (87,026)
      Property insurance                                                                                        (19,179)
      Miscellaneous taxes and insurance                                                                          (2,929)
      Tenant security deposits                                                                                   (1,801)
      Interest on mortgages                                                                                        (299)
      Interest on note payable                                                                                     (432)
      Mortgage insurance premium                                                                                (13,142)
                                                                                                          -------------
                                                            NET CASH PROVIDED BY OPERATING ACTIVITIES           173,890
                                                                                                          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                                        (43,150)
      Increase in reserve for replacement                                                                       (25,579)
      Decrease in mortgage escrow deposit                                                                           609
                                                                                                          -------------
                                                                NET CASH USED IN INVESTING ACTIVITIES           (68,120)
                                                                                                          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Mortgage principal payments                                                                              (109,690)
                                                                                                          -------------
                                                                NET CASH USED IN FINANCING ACTIVITIES          (109,690)
                                                                                                          -------------
                                                            NET DECREASE IN CASH AND CASH EQUIVALENTS            (3,920)

CASH AND CASH EQUIVALENTS
      Beginning of year                                                                                          47,615
                                                                                                          -------------
      End of year                                                                                             $  43,695
                                                                                                          =============

OTHER SUPPLEMENTARY CASH FLOW INFORMATION
      Property and equipment financed through accounts payable                                                $   4,139
                                                                                                          =============

                                      See accompanying notes to financial statements


                                           STATEMENT OF CASH FLOWS (CONTINUED)

                                                  AUSTINTOWN ASSOCIATES
                                                 (A LIMITED PARTNERSHIP)

                                               HUD PROJECT NUMBER 042-44213

                                                    December 31, 2001


RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
      Net loss                                                                                                $ (30,283)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
           Depreciation                                                                                         200,710
           Amortization                                                                                             657
           Provision for doubtful accounts                                                                        5,424
           Decrease in accounts receivable tenants                                                                  364
           Increase in accounts receivable other                                                                 (6,750)
           Decrease in supplies inventory                                                                         4,799
           Decrease in prepaid expenses                                                                           1,101
           Increase in cash restricted for tenant security deposits                                              (1,828)
           Decrease in accounts payable                                                                         (13,884)
           Increase in accrued expenses                                                                          12,621
           Decrease in accounts payable Section 236 excess income due to HUD                                       (268)
           Increase in accrued real estate taxes                                                                  1,200
           Increase in tenant security deposits                                                                      27
                                                                                                          -------------
                                                            NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 173,890
                                                                                                          =============















                                       See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2001




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:
         Austintown Associates (a Limited Partnership) was formed in 1973 pursuant to the provisions of the laws of the State of Ohio. The Partnership owns and operates a 200 unit apartment complex in Youngstown, Ohio under Section 236 of the United States Housing Act of 1974. The Partnership is regulated by the U.S. Department of Housing and Urban Development (HUD) as to rents charged and certain operating methods. Under this program the Partnership provides housing to low and moderate-income families. Lower rental charges to tenants are recovered by the Partnership through rent subsidies provided by HUD. The Section 236 and Section 8 Programs are major programs and the operating loss loan is a nonmajor program. During the year ended December 31, 2001, rent subsidies from HUD totaled $734,374 representing 76% of total revenue.

Partnership Interest:
         On October 30, 1984, ownership interests for the partners amounting to 99% of the interests of the existing partners were transferred by the original partners to new partners. As a result of the transfer, the Partnership retained one of the original General Partners as a Local General Partner, admitted a new General Partner as Associate General Partner and admitted a Sole Investor Limited Partner. During 1995, there was a substitution of the Associate General Partner. On November 28, 2001, 94.063% of the Sole Investor Limited Partner's interest was sold at public auction to two individuals. The sale is contingent upon final approval by HUD and the buyers furnishing a sophisticated investor letter. As of January 18, 2002 these contingences have not been satisfied.

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

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Profit or Loss (Continued):
         The agreement also specifies the order of allocations in such instances as gain from a sale or refinancing and loss from a sale. These allocations may differ from those for operating profits and losses.

         Since the sale of the Sole Investor Limited Partner's interest on November 28, 2001 has not been finalized, the partnership agreement has not been amended for allocation of profit and losses as of January 18, 2002.

Basis of Presentation:
         The financial statements of the Partnership have been prepared on the accrual method of accounting.

Funds of Partnership:
         Under the conditions of the Regulatory Agreement, the Partnership is obligated to create a Revenue Fund account into which all operating income of the Partnership is deposited and a Reserve Fund for Replacements for application toward the cost of unusual or extraordinary maintenance or repairs, renewals or replacements with the prior permission of HUD.

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

Cash Equivalents:
         The Partnership considers all highly-liquid debt instruments purchased with a maturity of three months or less, not invested in a Reserve required under the terms of its Regulatory Agreement, to be cash equivalents.

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2001




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment:
         Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The estimated useful lives of the assets range from 3 to 30 years. Management continually reviews property and equipment to determine that the carrying values have not been impaired.

Unamortized Loan Costs:
         Loan costs are being amortized over the appropriate loan period on a straight-line basis. Accumulated amortization amounted to $91,318 as of December 31, 2001.

Income Taxes:
         Income  of  the   partnership   is  taxed  directly  to  its  partners.
Accordingly, no provision for income taxes has been made in the accompanying financial statement.

Distributions to Partners:
         Distributions to partners are allowable only from surplus cash and are limited in any one year to six percent of the initial equity investment, on a cumulative basis.

Advertising Costs:
         Advertising is expensed during the period in which incurred and amounted to $3,250 in 2001.

Interest Reduction Payments Revenue:
         Under Section 236 of the National Housing Act, developers are given an interest reduction, in that the interest rate to develop and build the project is subsidized to an effective rate of 1%. Interest reduction payments revenue includes an interest subsidy of $184,118 stated net of interest expense in the amount of $184,071.

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates:
         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - LONG-TERM DEBT

         A deed of trust is pledged as collateral on the mortgage payable. The FHA insured note bears interest at 7% and is payable through December 2015 in monthly installments of $24,095 including principal and interest, net of an interest subsidy of $15,339.

         The operating loss loan is an FHA secured note with interest payable at 9%, due in monthly installments of $444, including principal and interest through May 2002.

         Following is a summary of principal amounts due on long-term debt for each of the five years following December 31, 2001 and thereafter:

                YEAR ENDING                                     AMOUNT
                -----------                                     ------

                   2002                                    $    114,751
                   2003                                         120,514
                   2004                                         129,226
                   2005                                         138,568
                   2006                                         148,585
                   Thereafter                                 1,926,657
                                                           ------------
                                              TOTAL          $2,578,301
                                                           ============

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2001



NOTE B - LONG-TERM DEBT (CONTINUED)

         Under agreement with the mortgage lender and the FHA, the Partnership is required to make escrow deposits for taxes, insurance and replacement of Partnership assets. The Partnership is also subject to restrictions as to operating policies, rental charges, operating expenditures and distribution to partners. The Partnership does not make deposits to the escrow account for insurance since they pay the insurance monthly from operating cash.


NOTE C - RELATED PARTY TRANSACTIONS

         Accounts payable - entity consists of a cumulative administrative fee payable to the Associate General Partner for services in overseeing the operations of the Partnership. The $7,500 per annum fee is payable only out of surplus cash reserves. The fee owed at December 31, 2001 was $15,000.

         Pursuant to a management agreement dated October 1, 2000, a management fee of 8.85% of gross rent collections subject to a cap of $33 per unit is payable to Federal Management Company, an affiliate of the Local General Partner. The fee amounted to $79,200 for the year ended December 31, 2001.

         Included in operating expenses are expenses ultimately reimbursed to Federal Management Company for payroll, payroll taxes, medical insurance and office supplies of $197,694 for the year ended December 31, 2001.

         Miscellaneous revenue includes commissions for the collection of monthly fees for air conditioning equipment rented to the tenants by B & M Professional Services, an affiliate of the Local General Partner. Such commissions for the fiscal year ended December 31, 2001 were $3,079. Laundry revenue of $1,167 in 2001 was received from B & M Professional Services.

         Included in operating expenses are payments of $38,523 for 2001 to B & M Professional Services for painting and drywall repairs.

                              AUSTINTOWN ASSOCIATES
                             (A LIMITED PARTNERSHIP)

                          HUD PROJECT NUMBER 042-44213

                                December 31, 2001




NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

         Payables to related parties as of December 31, 2001 are as follows:

                Federal Management Company              $ 16,463
                B & M Professional Services             $ 17,255


NOTE D - TENANT ASSISTANCE PAYMENTS

         The Assisted Housing Services Corporation, as agent for Columbus Metropolitan Housing Authority has contracted with the Partnership pursuant to
Section 8 of the United States Housing Act of 1937 to make tenant assistance payments to the Partnership on behalf of qualified tenants. An agreement covering all 200 units was renewed effective October 1, 2001 for three years. These payments cannot annually exceed $850,000.


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

                         SUPPORTING DATA REQUIRED BY HUD

                              AUSTINTOWN ASSOCIATES
                             (A Limited Partnership)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001





                            RESERVE FOR REPLACEMENTS

In accordance with the provisions of the Regulatory Agreement, restricted cash is held by the mortgage servicing agent, M & T Real Estate, and is used for replacement of property with the approval of HUD. During October and November of 2001 HUD approved temporary withdrawals amounting to $122,308 to cover a lapse in tenant assistance payments during the transition between contracts. The withdrawals were repaid in December 2001. Following is a summary of the activity in the Reserve for Replacements account:

   Balance at beginning of year                                      $264,816
   Deposits, withdrawals and repayments:
       Monthly deposits                                                54,000
       Interest earned                                                  8,791
       Approved withdrawals                                          (159,520)
       Repayments of temporary operating advances                     122,308
                                                                     --------
   Balance at end of year                                            $290,395
                                                                     ========

                              AUSTINTOWN ASSOCIATES
                             (A Limited Partnership)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001





                   SCHEDULE OF CHANGES IN FIXED ASSET ACCOUNTS


                                                                    ASSETS
                                       ---------------------------------------------------------------------
                                          BALANCE                                                 BALANCE
                                        JANUARY 1,                                              DECEMBER 31,
                                           2001            ADDITIONS         RETIREMENTS           2001
                                       -----------        -----------        -----------        ------------

Land and
    land improvements                  $  469,020         $        0         $        0          $  469,020
Buildings                               4,852,292             39,419            (15,579)          4,876,132
Building equipment -
      portable                             27,378                  0                  0              27,378
Furniture                                   2,625                  0                  0               2,625
Furnishings                               193,013                  0                  0             193,013
Office furniture and
      equipment                            30,057              1,263            (11,005)             20,315
Maintenance equipment                      36,941              3,857             (5,831)             34,967
Motor vehicles                              9,043              2,750               (643)             11,150
                                       ----------         ----------         ----------          ----------
                              TOTALS   $5,620,369         $   47,289         $  (33,058)         $5,634,600
                                       ==========         ==========         ==========          ==========

Accumulated depreciation               $2,851,718         $  200,710         $  (33,058)         $3,019,370
                                       ==========         ==========         ==========          ==========



                   SUPPORTING DATA REQUIRED BY HUD (CONTINUED)

                              AUSTINTOWN ASSOCIATES
                             (A Limited Partnership)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001



                  SCHEDULE OF ADDITIONS TO FIXED ASSET ACCOUNTS

 DESCRIPTION                                                             AMOUNT
 -----------                                                            --------

Office furniture and equipment:
    Filing cabinets                                                      $ 1,263

Motor vehicles:
    Van                                                                    2,750

Maintenance equipment:
    Plumbing snake                                                         2,649
    Snow blower                                                            1,208
                                                                         -------
                                                                           3,857
Buildings:
    Windows                                                               39,419
                                                                         -------
                                    TOTAL FIXED ASSET ADDITIONS          $47,289
                                                                         =======


        COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS

CASH
    Cash and cash equivalents and security deposits                      $89,200
    Tenant subsidy due for period covered by
        financial statement                                                9,631
                                                                         -------
                                                     TOTAL CASH           98,831
                                                                         -------

CURRENT OBLIGATIONS
    Accounts payable and accrued liabilities
        due within 30 days                                                60,781
    Tenant security deposits liability                                    27,580
    Other current obligations                                                140
                                                                         -------
                                      TOTAL CURRENT OBLIGATIONS           88,501
                                                                         -------
                                      SURPLUS CASH (DEFICIENCY)          $10,330
                                                                         =======






                   SUPPORTING DATA REQUIRED BY HUD (CONTINUED)

                              AUSTINTOWN ASSOCIATES
                             (A Limited Partnership)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001


                   COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS
                        AND RESIDUAL RECEIPTS (CONTINUED)

AMOUNT OF DISTRIBUTIONS EARNED
BUT UNPAID
    Annual distributions earned during
        current year                                                    $ 25,850
    Distributions earned and unpaid as
        of the end of prior year                                         164,409
    Distributions paid during fiscal period
        covered by statement                                                   0
                                                                        --------
                                     TOTAL DISTRIBUTIONS EARNED
                                                     BUT UNPAID         $190,259
                                                                        ========

AMOUNT AVAILABLE FOR DISTRIBUTION
NEXT FISCAL PERIOD                                                      $ 10,330
                                                                        ========

                      MISCELLANEOUS ACCOUNT DETAIL FOR THE
                             STATEMENT OF OPERATIONS

ACCOUNT 5990 - MISCELLANEOUS REVENUE
   Community room/office rental                                         $  1,670
   Air conditioning fee                                                    3,079
   Cable                                                                   4,740
   Legal                                                                     110
   Sale of toilet                                                             80
   Miscellaneous                                                             161
                                                                        --------
                                                          TOTAL         $  9,840
                                                                        ========

ACCOUNT 6390 - MISCELLANEOUS
ADMINISTRATIVE EXPENSES
   Bank charges                                                         $  1,230
   CNA                                                                       212
   Inspection                                                                 70
   Credit reports                                                          2,084
   Mileage reimbursements                                                    668
   MA HMA dues                                                               400
   Miscellaneous                                                             760
                                                                        --------
                                                          TOTAL         $  5,424
                                                                        ========


HbK
HILL, BARTH & KING LLC

7680 Market Street                       January 18, 2002
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

Partners
Austintown Associates
Youngstown, Ohio

                Independent Auditors' Report on Internal Control

         We have audited the financial statements of Austintown Associates, a Limited Partnership (Partnership), HUD Project Number 042-44213, as of and for the year ended December 31, 2001 and have issued our report thereon dated January 18, 2002. We have also audited Austintown Associates compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated January 18, 2002.

         We conducted our audits in accordance with U.S. generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether the Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

         The management of the Partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.


OFFICES SERVING CLIENT IN OHIO, FLORIDA, PENNSYLVANIA and VIRGINIA
Member American Institute of Certified Public Accountants Division of CPA Firms-SEC and Private Companies Practive Sections

Partners
Austintown Associates                                          January 18, 2002



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

         However, we noted other matters involving the internal control that we have reported to the management of the Partnership in a separate letter dated January 18, 2002.

         This report is intended solely for the information of the Partners, management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



                                                 /s/ Hill, Barth & King LLC
                                                 Certified Public Accountants

HbK
HILL, BARTH & KING LLC

7680 Market Street                       January 18, 2002
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com


                 Independent Auditors' Report on Compliance with
             Specific Requirements Applicable to Major HUD Programs

         We have audited the financial statements of Austintown Associates, a Limited Partnership (Partnership), HUD Project Number 042-44213, as of and for the year ended December 31, 2001 and have issued our report thereon dated January 18, 2002.

         We have also audited the Partnership's compliance with the specific program requirements governing: federal financial reports, mortgage status, the replacement reserve, the residual receipts, tenant security deposits, cash receipts and disbursements, distributions to owners, tenant application, tenant eligibility, tenant recertification, management functions, management, maintenance, and reexamination of tenants, that are applicable to each of its major HUD-assisted programs for the year ended December 31, 2001. The management of the Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit of compliance with those requirements in accordance with U.S. generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which we have communicated to the management of the Partnership in a separate letter, dated January 18, 2002. We considered those instances of noncompliance in forming our opinion of compliance, which is expressed in the following paragraph.

         In our opinion, the Partnership complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 2001.

         This report is intended solely for the information of the Partners, management and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


                                         /s/ Hill, Barth & King LLC
                                         Certified Public Accountants



OFFICES SERVING CLIENT IN OHIO, FLORIDA, PENNSYLVANIA and VIRGINIA
Member American Institute of Certified Public Accountants Division of CPA Firms-SEC and Private Companies Practive Sections

HbK
HILL, BARTH & KING LLC

7680 Market Street                       January 18, 2002
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com

Partners
Austintown Associates
Youngstown, Ohio

                 Independent Auditors' Report on Compliance with
          Requirements Applicable to Nonmajor HUD Program Transactions

         We have audited the financial statements of Austintown Associates, a Limited Partnership (Partnership), HUD Project Number 042-44213, as of and for the year ended December 31, 2001 and have issued our report thereon dated January 18, 2002.

         In connection with our audit of the 2001 financial statements of the Partnership and with our consideration of the Partnership's internal control used to administer HUD programs, as required by the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, we selected certain transactions applicable to the nonmajor HUD-assisted program for the year ended December 31, 2001. As required by the Guide, we performed auditing procedures to test compliance with the requirements governing cash expenditures and matching requirements that are applicable to those transactions. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on the Partnership's compliance with those requirements. Accordingly, we do not express such an opinion.

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



                                   /s/ Hill, Barth & King LLC
                                   Certified Public Accountants


OFFICES SERVING CLIENT IN OHIO, FLORIDA, PENNSYLVANIA and VIRGINIA
Member American Institute of Certified Public Accountants Division of CPA Firms-SEC and Private Companies Practive Sections

HbK
HILL, BARTH & KING LLC

7680 Market Street                       January 18, 2002
Youngstown, Ohio 44512
(330) 758-8615 PHONE
(330) 758-0357 FAX
www.hbkcpa.com


Partners
Austintown Associates
Youngstown, Ohio

            Independent Auditors' Report on Compliance with Specific Requirements Applicable to Fair Housing and Non-Discrimination

         We have audited the financial statements of Austintown Associates, a Limited Partnership (Partnership), HUD Project Number 042-44213, as of and for the year ended December 31, 2001 and have issued our report thereon dated January 18, 2002.

         We have applied procedures to test the Partnership's compliance with Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 2001.

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




                                          Certified Public Accountants


OFFICES SERVING CLIENT IN OHIO, FLORIDA, PENNSYLVANIA and VIRGINIA
Member American Institute of Certified Public Accountants Division of CPA Firms-SEC and Private Companies Practive Sections

                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS

                              AUSTINTOWN ASSOCIATES
                             (A Limited Partnership)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001






No matters were reported for the year ended December 31, 2001.

                 AUDITORS' COMMENTS ON AUDIT RESOLUTION MATTERS
                            RELATING TO HUD PROGRAMS

                              AUSTINTOWN ASSOCIATES
                             (A Limited Partnership)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001





No matters were reported for the year ended December 31, 2001.

                        MANAGING PARTNERS' CERTIFICATION

                              AUSTINTOWN ASSOCIATES
                             (A Limited Partnership)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001




         We hereby certify that we have examined the accompanying financial statements and accompanying information of Austintown Associates and, to the best of our knowledge and belief, the same is complete and accurate as of and for the year ended December 31, 2001.



                                             General Partners:



                                             /s/ James P. Manchi


                                             -----------------------


                                             February 4, 2002
                                             Date


                                                        74-2343727
                                             ----------------------------
                                             Partnership Federal Employer
                                             Identification Number

                        MANAGEMENT AGENT'S CERTIFICATION

                              AUSTINTOWN ASSOCIATES
                             (A Limited Partnership)

                          HUD PROJECT NUMBER 042-44213

                          Year ended December 31, 2001




         I hereby certify that I have examined the accompanying financial statements and accompanying information of Austintown Associates and, to the best of my knowledge and belief, the same is complete and accurate as of and for the year ended December 31, 2001.



                                             FEDERAL MANAGEMENT COMPANY



                                             /s/ James P. Manchi
                                             Corporate Officer


                                             February 4, 2002
                                             Date


                                                          34-1527725
                                             ---------------------------------
                                             Corporate Federal Employer
                                             Identification Number

                                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                                (A Massachusetts Limited Partnership)

                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY OWNED
                                   BY LOCAL LIMITED PARTNERSHIPS IN WHICH REGISTRANT HAS INVESTED


                                                                                                                Net
                                                              Cost At Interest Acquisition Date            Improvements
                                                              ---------------------------------            Capitalized
                                              Number     Total                    Buildings                 Subsequent
                                                Of      Encum-                       And                        to
Property                                       Units    brances      Land        Improvements                Acquisition
--------                                       -----    -------      ----        ------------                -----------
Garden Apartment Complexes - Elderly Housing:

Surry Manor Apartments,                         44       $878,561    $50,239       $1,259,177                    89,899
 Dobson, NC
Glendale Manor Apartments,                      50        798,374     53,652        1,187,181                    14,573
 Clinton, SC

Garden Apartment Complexes - Low and Moderate
                             Income Housing:

Compass West Apartments,                       200      2,778,497    397,105        4,822,593                   446,772
 Austintown, OH
Meadowwood Apartments,                          80        681,661     90,146        1,337,358                    39,379
 Tifton, GA
Brierwood Apartments,                           56        833,523     76,325        1,024,970                   (26,931)
 Bainbridge, GA
                                              ----     ----------   --------       ----------                  --------
Total Local Limited
 Partnership Real Estate                       430     $5,970,616   $667,467       $9,631,279                  $563,692
                                              ====     ==========   ========       ==========                  ========

                                                    Gross Amount At Which Carried                                  Life on
                                                         At December 31, 2001                                      Which
                                               ----------------------------------------       Accumu-              Depreci-
                                                             Buildings                         lated               ation is
                                                                And                            Depre-      Date    Computed
Property                                       Land        Improvements         Total         ciation      Built   (Years)
--------                                       ----        ------------         -----         -------      -----   -------
Garden Apartment Complexes - Elderly Housing:

Surry Manor Apartments,                        $70,989       $1,328,326      $1,399,315       $777,355     1981       3-30
 Dobson, NC
Glendale Manor Apartments,                      53,652        1,201,754       1,255,406        712,574     1980       3-30
 Clinton, SC

Garden Apartment Complexes - Low and Moderate
                             Income Housing:

Compass West Apartments,                       469,020        5,197,450       5,666,470      3,019,370     1974       7-30
 Austintown, OH
Meadowwood Apartments,                          90,146        1,376,737       1,466,883        957,446     1977      10-25
 Tifton, GA
Brierwood Apartments,                           76,325          998,039       1,074,364        669,392     1979      10-25
 Bainbridge, GA
                                              --------      -----------     -----------      ---------
Total Local Limited
 Partnership Real Estate                      $760,132      $10,102,306     $10,862,438     $6,136,137
                                              ========      ===========     ===========      =========

The aggregate cost of the above properties for Federal income tax purposes at December 31, 2001 is $13,683,499.

A reconciliation of summarized carrying value of the above properties for the years ended December 31,2001, 2000 and 1999 is a follows:

                                                               2001            2000           1999
                                                               ----            ----           ----
Balance at beginning of year                              $ 16,869,264    $ 18,904,502    $ 29,309,512
Additions during the period - Improvements subse-
  equent to acquisition, net of dispositions                    59,042         251,659          59,485
Sale of Property                                            (1,988,564)
Sale of Partnership interests                               (4,077,304)     (2,286,897)    (10,464,495)
                                                          ------------    ------------    ------------
Balance at end of year                                    $ 10,862,438    $ 16,869,264    $ 18,904,502
                                                          ============    ============    ============

A reconciliation of summarized accumulated  depreciation on the above properties for the years ended December 31, 2001, 2000 and 1999 is as follows:
                                                               2001            2000            1999
                                                               ----            ----           ----
Balance at beginning of year                              ($ 9,098,219)   ($ 9,621,476)   ($13,216,585)
Current provision for depreciation, net of dispositions       (424,454)       (577,141)       (772,311)
Sale of Property                                             1,334,607
Sale of Partnership interests                                2,051,929       1,100,398       4,367,420
                                                          ------------    ------------    ------------
Balance at end of year                                    ($ 6,136,137)   ($ 9,098,219)   ($ 9,621,476)
                                                          ============    ============    ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

           (a-b)  Identification of Directors and Executive Officers

           The Partnership has no directors or officers. As indicated in Item 1 of this report, the Managing General Partner of the Partnership, as of December 27, 1995, is TNG Properties Inc., a Massachusetts corporation. Under the Partnership Agreement, the Managing General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the directors and executive officers of the Managing General Partner, TNG Properties Inc., are as follows as of March 01, 2002:

Name                     Title                                              Age

Michael A. Stoller       President, Chief Executive Officer and Director     45

Wilma R. Brooks          Vice President, Treasurer and Director              44

Barbara A. Gilman        Vice President and Director of Management           52

Stephen D. Puliafico     Director                                            46

James C. Coughlin        Director                                            37

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

       Such officers, directors and ten-percent security holders are also required by applicable rules to furnish the Partnership with copies of all
Section 16(a) reports they file. Although the Partnership has no directors or officers, the rules promulgated under ss. 16(a) provide that, for purposes of ss. 16, officers of the Managing General Partner are considered to be officers of the Partnership. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 3, 4 or 5 were required for such persons, the Partnership believes that, during the fiscal year ended December 31, 2001 its officers and ten percent security holders complied with all Section 16(a) filing requirements applicable to such individuals.

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

       No person or group is known by the Managing General Partner to own beneficially more than 5% of the Partnership's 21,526 Units outstanding as of December 31, 2001.

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

       (c) Changes in Control.

             None.

Item 13.  Certain Relationships and Related Transactions

           (a), (b), and (c): The Managing General Partner of the Partnership is TNG Properties, Inc., a Massachusetts corporation. See Note 6 to the Financial Statements of the Partnership contained in Item 8 of this report for a description of the fees and expense reimbursement paid by the Partnership to the current Managing General Partner and its affiliates. Directors and executive officers of TNG Properties, Inc. are identified in Item 10 of this report. During 2001, the Partnership was not involved in any transaction involving any of these directors or officers of the Corporation or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the directors or officers of the Managing General Partner, nor were any of the individuals indebted to the Partnership. Liberty LGP, formerly an affiliate of the predecessor general partners and now an affiliate of the Managing General Partner is entitled to receive certain administrative fees from the Local Limited Partnerships. At January 1, 2001 an aggregate of $132,174 in accrued and unpaid administrative fees were due to Liberty LGP from the Local Limited Partnerships. During 2001, Liberty LGP accrued $22,500 in administrative fees due from the Local Limited Partnerships, received payments aggregating $89,500 and wrote off fees outstanding totaling $7,917. At December 31, 2001 accrued and unpaid administrative fees aggregated $57,257. Liberty LGP is not entitled to interest on the accrued and unpaid amount.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  1.   Financial Statements

          See Index included in Item 8, on page 20 of this Report.

      2.  Financial Statement Schedules

          See Index included in Item 8 on page 20 of this Report for schedules applicable to registrant.

      3.   Exhibits

           See (c) below

(b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2001.


(c)   Index to Exhibits

          Except as set forth below,  all Exhibits to Form 10-K, as set forth in
          Item 601 of Regulation S-K, are not applicable.

----------- -------------------------------------------------------------------------------- ---------------------------------------
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
4.          Instruments defining the rights of security holders:

----------- -------------------------------------------------------------------------------- ---------------------------------------
4.1         The Amended and Restated Certificate of Limited Partnership                      Exhibit 4.1 to the registrant's Annual
                                                                                             Report on Form 10-K, for the period
                                                                                             ended December 31, 1995.
----------- -------------------------------------------------------------------------------- ---------------------------------------
4.2         First Amendment to Second Amended and Restated Certificate of Limited            Exhibit 4.2 to the registrant's Annual
            Partnership                                                                      Report on Form 10-K, for the period
                                                                                             ended December 31, 1995.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*4.39       Amended Agreement of Limited Partnership                                         Exhibit A to the prospectus contained
                                                                                             in Form S-11 Registration Statement
                                                                                             (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
4.4         Amendment to the Amended Agreement of Limited Partnership (withdrawal of         Exhibit 4.4 to the registrant's Annual
            Liberty Real Estate Corporation and Admission of TNG Properties Inc.             Report on Form 10-K, for the period
                                                                                             ended December 31, 1995.
----------- -------------------------------------------------------------------------------- ---------------------------------------
4.5         Amendment to the Amended Agreement of Limited Partnership (withdrawal of LHP     Exhibit 4.5 to the registrant's Annual
            Associates Limited Partnership)                                                  Report on Form 10-K, for the period
                                                                                             ended December 31, 1995.
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.         Material Contracts and Other Documents
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.4        Documents Relating to Partnership Interest in Surry, Ltd.

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.4 (a)   Escrow Agreement dated August 31, 1984 between Billy P. Shadrick, Bobby Ray      Exhibit 10.4 (a) Effective to
            Badgett, Housing Projects, Inc. and Liberty Housing Partners Limited             Post-Amendment No. 1 to Form S-11
            Partnership.                                                                     Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.4 (b)   Amended and Restated Certificate and Agreement of Limited Partnership of Surry   Exhibit 10.4 (b) to Post-Effective
            Manor, Ltd.                                                                      Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)



=========== ================================================================================ =======================================

----------- -------------------------------------------------------------------------------- ---------------------------------------
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.4 (c)   Promissory Notes dated August 31, 1984 from Liberty Housing Partners Limited     Exhibit 10.4 (c) to Post-Effective
            Partnership to Billy P. Shadrick and from Liberty Housing Partners Limited       Amendment No. 1 to Form S-11
            Partnership to Bobby Joe Davis.                                                  Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.4 (d)   Purchase Money Notes dated August 31, 1984 from Liberty Housing Partners to      Exhibit 10.4 (d) to Post-Effective
            Billy P. Shadrick and from Liberty Housing Partners Limited Partnership to       Amendment No. 1 to Form S-11
            Bobby Joe Davis.                                                                 Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.4 (e)   Pledge Agreements dated August 31, 1984 between Billy P. Shadrick and Liberty    Exhibit 10.4 (e) to Post-Effective
            Housing Partners Limited Partnership and between Bobby Joe Davis and Liberty     Amendment No. 1 to Form S-11
            Housing Partners Limited Partnership.                                            Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.4 (f)   Deed of Trust Note dated July 11, 1980 from Surry Manor, Ltd. to Highland        Exhibit 10.4 (f) to Post-Effective
            Mortgage Company and related Deed of Trust dated July 11, 1980 among Surry       Amendment No. 1 to Form S-11
            Manor, Ltd., James M. Tanner, and Highland Mortgage Company.                     Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.4 (g)   Regulatory Agreement dated July 11, 1980 between Surry Manor, Ltd. and the       Exhibit 10.4 (g) to Post-Effective
            Secretary of Housing and Urban Development.                                      Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.4 (h)   Housing Assistance Payments Contract dated April 9, 1981 between Surry Manor,    Exhibit 10.4 (h) to Post-Effective
            Ltd. and the Secretary of Housing and Urban Development.                         Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.5        Documents Relating to Partnership Interest in Glendale Apartments

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.5 (a)   Escrow Agreement dated August 31, 1984 between Billy P. Shadrick, Bobby Ray      Exhibit 10.5 (a) to Post-Effective
            Badgett, Housing Projects, Inc. and Liberty Housing Partners Limited             Amendment No. 1 to Form S-11
            Partnership.                                                                     Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.5 (b)   Amended and Restated Certificate and Agreement of Limited Partnership of         Exhibit 10.5 (b) to Post-Effective
            Glendale Apartments.                                                             Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)

=========== ================================================================================ =======================================

----------- -------------------------------------------------------------------------------- ---------------------------------------
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.5 (c)   Promissory Notes dated August 31, 1984 from Liberty Housing Partners Limited     Exhibit 10.5 (c) to Post-Effective
            Partnership to Billy P. Shadrick, from Liberty Housing Partners Limited          Amendment No. 1 to Form S-11
            Partnership to Bobby Joe Davis and from Liberty Housing Partners Limited         Registration Statement (File 2-90617)
            Partnership to Bobby R. Badgett.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.5 (d)   Purchase Money Notes dated August 31, 1984 from Liberty Housing Partners         Exhibit 10.5 (d) to Post-Effective
            Limited Partnership to Billy P. Shadrick and from Liberty Housing Partners       Amendment No. 1 to Form S-11
            Limited Partnership to Bobby Joe Davis.                                          Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.5 (e)   Pledge Agreements dated August 31, 1984 between Billy P. Shadrick and Liberty    Exhibit 10.5 (e) to Post-Effective
            Housing Partners Limited Partnership, between Bobby Joe Davis and Liberty        Amendment No. 1 to Form S-11
            Housing Partners Limited Partnership and between Bobby R. Badgett and Liberty    Registration Statement (File 2-90617)
            Housing Partners Limited Partnership.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.5 (f)   Mortgage Note dated April 11, 1979 from Glendale Apartments to Cincinnati        Exhibit 10.5 (f) to Post-Effective
            Mortgage Corporation and related Mortgage dated April 11, 1979 between Glendale  Amendment No. 1 to Form S-11
            Apartments and Cincinnati Mortgage Corporation.                                  Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.5 (g)   Regulatory Agreement dated April 11, 1979 between Glendale Apartments and the    Exhibit 10.5 (g) to Post-Effective
            Secretary of Housing and Urban Development.                                      Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.5 (h)   Housing Assistance Payments Contract dated May 30, 1980 between Glendale         Exhibit 10.5 (h) to Post-Effective
            Apartments and the Secretary of Housing and Urban Development                    Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.6        Documents Relating to Partnership Interest in Fiddlers Creek

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.6 (a)   Escrow Agreement dated September 28, 1984 between Billy P. Shadrick, Bobby Ray   Exhibit 10.6 (a) To Post-Effective
            Badgett, J. Thomas Dotson and Liberty Housing Partners Limited Partnership.      Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.6 (b)   Amended and Restated Certificate and Agreement of Limited Partnership of         Exhibit 10.6 (b) to Post-Effective
            Fiddlers Creek.                                                                  Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.6 (c)   Promissory Note form dated September 28, 1984, Purchase Money Note form dated    Exhibit 10.6 (c) to Post-Effective
            September 28, 1984, Pledge Agreement form dated September 28, 1984 and Schedule  Amendment No. 1 to Form S-11
            of Promissory Notes, Purchase Money Notes and Pledge Agreements between Liberty  Registration Statement (File 2-90617)
            Housing Partners Limited Partnership and the partners of Fiddlers Creek.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.6 (d)   Deed of Trust Note dated September 1, 1975 from Fiddlers Creek to Guaranty       Exhibit 10.6 (d) to Post-Effective
            Mortgage Company of Nashville and related Deed of Trust dated September 1, 1975  Amendment No. 1 to Form S-11
            between Fiddlers Creek and Guaranty Mortgage Company of Nashville.               Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.6 (e)   Regulatory Agreement dated September 1, 1975 between Fiddlers Creek and the      Exhibit 10.6 (e) to Post-Effective
            Secretary of Housing and Urban Development.                                      Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.7        Documents Relating to Partnership Interest Fuquay-Varina Homes for the Elderly,
            Ltd.

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.7 (a)   Escrow Agreement dated September 28, 1984 between Billy P. Shadrick, Bobby Ray   Exhibit 10.7 (a) to Post-Effective
            Badgett and Liberty Housing Partners Limited  Partnership.                       Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)

=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.7 (b)   Amended and Restated Certificate and Agreement of Limited Partnership of         Exhibit 10.7 (b) to Post-Effective
            Fuquay-Varina Homes for the Elderly, Ltd.                                        Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.7 (c)   Promissory Note form dated September 28, 1984, Purchase Money Note form dated    Exhibit 10.7 (c) to Post-Effective
            September 28, 1984, Pledge Agreement form dated September 28, 1984 and Schedule  Amendment No. 1 to Form S-11
            of Promissory Notes, Purchase Money Notes and Pledge Agreements between Liberty  Registration Statement (File 2-90617)
            Housing Partners Limited Partnership and the partners of Fuquay-Varina
            Apartments.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.7 (d)   Deed of Trust Note dated May 23, 1977 from Fuquay-Varina Homes for Elderly,      Exhibit 10.7 (d) to Post-Effective
            Ltd. to Cincinnati Mortgage Corporation and related Deed of Trust dated May 23,  Amendment No. 1 to Form S-11
            1977 between Fuquay-Varina Homes for the Elderly, Ltd. and Cincinnati Mortgage   Registration Statement (File 2-90617)
            Corporation.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.7 (e)   Regulatory Agreement dated May 23, 1977 between Fuquay-Varina Homes for the      Exhibit 10.7 (e) to Post-Effective
            Elderly, Ltd. and the Secretary of Housing and Urban Development.                Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.7 (f)   Housing Assistance Payments Contract dated May 3, 1978 between Fuquay-Varina     Exhibit 10.7 to Post-Effective
            Homes for the Elderly, Ltd. and the Secretary of Housing and Urban Development.  Amendment No. 1 to Form S-11
                                                                                             Registration (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.8        Documents Relating to Partnership Interest in Oxford Homes for the Elderly, Ltd.

=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.8 (a)   Escrow Agreement dated September 28, 1984 between Billy P. Shadrick, Bobby Ray   Exhibit 10.8 (a) to Post-Effective
            Badgett and Liberty Housing Partners Limited Partnership.                        Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.8 (b)   Amended and Restated Certificate and Agreement of Limited Partnership of Oxford  Exhibit 10.8 (b) to Post-Effective
            Homes for the Elderly, Ltd.                                                      Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.8 (c)   Promissory Note form dated September 28, 1984, Purchase Money Note form dated    Exhibit 10.8 (c) to Post-Effective
            September 28, 1984, Pledge Agreement form dated September 28, 1984 and Schedule  Amendment No. 1 to Form S-11
            of Promissory Notes, Purchase Money Notes and Pledge Agreements between Liberty  Registration Statement (File 2-90617)
            Housing Partners Limited Partnership and the partners of Oxford Homes for the
            Elderly, Ltd.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.8 (d)   Mortgage Note dated May 23, 1977 from Oxford Homes for the Elderly, Ltd. to      Exhibit 10.8 (d) to Post-Effective
            Cincinnati Mortgage Corporation and related Mortgage dated May 23, 1977 between  Amendment No. 1 to Form S-11
            Oxford Homes for the Elderly, Ltd. and Cincinnati Mortgage Corporation.          Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.8 (e)   Regulatory Agreement dated May 23, 1977 between Oxford Homes for the Elderly,    Exhibit 10.8 (e) to Post-Effective
            Ltd. and the Secretary of Housing and Urban Development.                         Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.8 (f)   Housing Assistance Payments Contract dated July 3, 1978 between Oxford Homes     Exhibit 10.8 (f) to Post-Effective
            for the Elderly, Ltd. and the Secretary of Housing and Urban Development.        Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)

=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
10.9        Documents Relating to Partnership Interest in Williamston Homes for the
            Elderly, Ltd.

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.9 (a)   Escrow Agreement dated September 28, 1984 between Billy P. Shadrick, Bobby Ray   Exhibit 10.9 (a) to Post-Effective
            Badgett and Liberty Housing Partners Limited Partnership.                        Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.9 (b)   Amended and Restated Certificate and Agreement of Limited Partnership of         Exhibit 10.9 (b) to Post-Effective
            Williamston Homes for the Elderly, Ltd.                                          Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.9 (c)   Promissory Note form dated September 28, 1984, Purchase Money Note form dated    Exhibit 10.9 (c) to Post-Effective
            September 28, 1984, Pledge Agreement form dated September 28, 1984 and Schedule  Amendment No. 1 to Form S-11
            of Promissory Notes, Purchase Money Notes and Pledge Agreements between Liberty  Registration Statement (File 2-90617)
            Housing Partners Limited Partnership and the partners of Williamston Homes for the Elderly, Ltd.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.9 (d)   Deed of Trust Note dated May 24, 1977 from Williamston Homes for the Elderly,    Exhibit 10.9 (d) to Post-Effective
            Ltd. and Cincinnati Mortgage Corporation and related Deed of Trust between       Amendment No. 1 to Form S-11
            Williamston Homes for the Elderly, Ltd. and Cincinnati Mortgage Corporation.     Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.9 (e)   Regulatory Agreement dated May 24, 1977 between Williamston Homes for the        Exhibit 10.9 (e) to Post-Effective
            Elderly, Ltd. and the Secretary of Housing and Urban Development.                Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.9 (f)   Housing Assistance Payments Contract dated September 19, 1978 between            Exhibit 10.9 (f) to Post-Effective
            Williamston Homes for the Elderly, Ltd. and the Secretary of Housing and Urban   Amendment No. 1 to Form S-11
            Development.                                                                     Registration Statement (File 2-90617)
=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
10.10       Documents Relating to Partnership Interest in Austintown

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.10 (a)  Escrow Agreement dated October 30, 1984 between James P. Manchi, Robert P.       Exhibit 10.10 (a) to Post-Effective
            Baker, First March Realty Corporation and Liberty Housing Partners Limited       Amendment No. 1 to Form S-11
            Partnership.                                                                     Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.10 (b)  Amended and Restated Certificate of Formation and Agreement of Limited           Exhibit 10.10 (b) to Post-Effective
            Partnership of Austintown.                                                       Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.10      (c)  Promissory  Note form dated  October 30, 1984,
            Purchase Money Note form dated Exhibit 10.10 (c) to
            Post-Effective  Amendment  October 30, 1984, Pledge
            Agreement  form dated October 30, 1984 and Schedule
            No.  1  to  Form  S-11  Registration  Statement  of
            Promissory  Notes,  Purchase Money Notes and Pledge
            Agreements  between (File 2-90617)  Liberty Housing
            Partners  Limited  Partnership  and the partners of
            Austintown.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.10 (d)  Mortgage Note dated February 22, 1973 from Austintown to Metropolitan            Exhibit 10.10 (d) to Post-Effective
            Mortgage Corporation of Ohio, Supplementary Mortgage Note dated November,        Amendment No. 1 to Form S-11
            1975 from Austintown to The Cleveland Trust Company, Supplementary Mortgage      Registration Statement (File 2-90617)
            Note  dated  March  24,  1978  from  Austintown  to
            Diversified Financial & Mortgage Services, Inc. and
            the  related   Mortgage  dated  February  22,  1973
            between   Austintown  and   Metropolitan   Mortgage
            Corporation of Ohio.
=========== ============================================================================== =========================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.10 (e)  Regulatory Agreement dated February 22, 1973 between Austintown and the          Exhibit 10.10 (e) to Post-Effective
            Secretary of Housing and Urban Development.                                      Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.10 (f)  Housing Assistance Payments Contracts dated December 1, 1983 and June 1,         Exhibit 10.10 (f) to Post-Effective
            1984 between Austintown and the Secretary of Housing and Urban Development.      Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.11       Documents Relating to Partnership Interest in Meadowwood, Ltd.

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.11 (a)  Second Amended and Restated Certificate and Agreement of Limited Partnership     Exhibit 10.11 (a) to Post-Effective
            of Meadowwood, Ltd.                                                              Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.11 (b)  Promissory Note form dated October 30, 1984, Purchase Money Note form dated      Exhibit 10.11 (b) to Post-Effective
            October 30, 1984, Pledge Agreement form dated October 30, 1984 and Schedule      Amendment No. 1 to Form S-11
            of Promissory Notes, Purchase Money Notes and Pledge Agreements between          Registration Statement (File 2-90617)
            Liberty Housing Partners Limited Partnership and the partners of Meadowwood, Ltd.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.11 (c)  Promissory Notes dated October 3, 1977 and October 25, 1978 from Meadowwood,     Exhibit 10.11 (c) to Post-Effective
            Ltd. to Farmers Home Administration and related Deed to Secure Debt dated        Amendment No. 1 to Form S-11
            October 25, 1978 between Meadowwood, Ltd. and Farmers Home Administration.       Registration Statement (File 2-90617)

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.11 (d)  Farmers Home Administration Loan Agreement between Meadowwood, Ltd. and          Exhibit 10.11 (d) to Post-Effective
            Farmers Home Administration.                                                     Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- ---------------------------------------------------------------------------------- -------------------------------------
*10.11 (e)  Interest Credit and Rental Assistance Agreement dated October 1, 1983            Exhibit 10.11 (e) to Post-Effective
            between Meadowwood, Ltd. and the Farmers Home Administration.                    Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.12      Documents Relating to Partnership Interest in Brierwood, Ltd.

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.12 (a)  Second Amended and Restated Certificate and Agreement of Limited Partnership     Exhibit 10.12 (a) to Post-Effective
            of Brierwood, Ltd.                                                               Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.12 (b)  Promissory Note form dated October 30, 1984, Purchase Money Note form dated      Exhibit 10.12 (b) to Post-Effective
            October 30, 1984, Pledge Agreement form dated October 30, 1984 and Schedule      Amendment No. 1 to Form S-11
            of Promissory Notes, Purchase Money Notes and Pledge Agreements between          Registration Statement (File 2-90617)
            Liberty Housing Partners Limited Partnership and the partners of Brierwood,
            Ltd.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.12 (c)  Promissory Note dated May 4, 1979 from Brierwood, Ltd. to Farmers Home           Exhibit 10.12 (c) to Post-Effective
            Administration and related Deed to Secure Debt dated May 4, 1979 between         Amendment No. 1 to Form S-11
            Brierwood, Ltd. and Farmers Home Administration.                                 Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.12 (d)  Farmers Home Administration Loan Agreement dated June 15, 1978 between           Exhibit 10.12 (d) to Post-Effective
            Brierwood, Ltd. and Farmers Home Administration.                                 Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.12 (e)  Interest Credit and Rental Assistance Agreement dated October 1, 1980            Exhibit 10.12 (e) to Post-Effective
            between Brierwood, Ltd. and the Farmers Home Administration.                     Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
10.13       Documents Relating to Partnership Interest in Pine Forest Apartments, Ltd.

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.13 (a)  Second Amended and Restated Certificate and Agreement of Limited Partnership     Exhibit 10.13 (a) to Post-Effective
            of Pine Forest, Ltd.                                                             Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.13 (b)  Promissory Note form dated October 30, 1984, Purchase Money Note form dated      Exhibit 10.13 (b) to Post-Effective
            October 30, 1984, Pledge Agreement form dated October 30, 1984 and Schedule      Amendment No. 1 to Form S-11
            of Promissory Notes, Purchase Money Notes and Pledge Agreements between          Registration Statement (File 2-90617)
            Liberty Housing Partners Limited Partnership and the partners of Pine
            Forest, Ltd.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.13 (c)  Promissory Note dated August 6, 1980 from Pine Forest, Ltd. to Farmers Home      Exhibit 10.13 (c) to Post-Effective
            Administration and related Deed to Secure Debt dated August 6, 1980 between      Amendment No. 1 to Form S-11
            Pine Forest, Ltd. and Farmers Home Administration.                               Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.13 (d)  Farmers Home Administration Loan Agreement dated May 10, 1979 between Pine       Exhibit 10.13 (d) to Post-Effective
            Forest, Ltd. and Farmers Home Administration.                                    Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.13 (e)  Interest Credit and Rental Assistance Agreement dated June 1, 1982 between       Exhibit 10.13 (e) to Post-Effective
            Pine Forest, Ltd. and the Secretary of Housing and Urban Development.            Amendment No. 1 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.14       Documents Relating to Partnership Interest in Osuna Apartments Company

=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.14 (a)  Amended and Restated Certificate of Formation and Agreement of Limited           Exhibit 10.14 (a) to Post-Effective
            Partnership of Osuna Apartments Company.                                         Amendment No. 2 To Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.14 (b)  Promissory Note form dated November 27, 1984, Purchase Money Note form dated     Exhibit 10.14 (b) to Post-Effective
            November 27, 1984, Pledge Agreement dated November 27, 1984 between Liberty      Amendment No. 2 to Form S-11
            Housing Partners Limited Partnership, Liberty LGP Limited Partnership and        Registration Statement (File 2-90617)
            the Sovereign Corporation, and Schedule of Promissory Notes and Purchase
            Money Notes between Liberty Housing Partners Limited Partnership and the partners of Osuna Apartments Company.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.14 (c)  Mortgage Note dated March 5, 1974 from Osuna Apartments Company to Housing       Exhibit 10.14 (c) to Post-Effective
            America Mortgage Co., Inc. and related Mortgage dated March 5, 1974 from         Amendment No. 2 to Form S-11
            Osuna Apartments Company to Housing Mortgage Co., Inc.                           Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.14 (d)  Regulatory Agreement dated March 5, 1974 between Osuna Apartments Company        Exhibit 10.14 (d) to Post Effective
            and the Secretary of Housing and Urban Development.                              Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.14 (e)  Housing Assistance Payments Contracts dated August 7, 1984 between Osuna         Exhibit 10.14 (e) to Post-Effective
            Apartments  Company and the Secretary of Housing and Urban Development.          Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.15       Documents Relating to Partnership Interest in Linden Park Limited Partnership

=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.15 (a)  Certificate and Agreement of Limited Partnership of Linden Park Limited          Exhibit 10.15 (a) to Post-Effective
            Partnership.                                                                     Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.15 (b)  Promissory Note form dated December 11, 1984, Purchase Money Note form dated     Exhibit 10.15 (b) to Post-Effective
            December 11, 1984, Pledge Agreement dated December 11, 1984 by and between       Amendment No. 2 to Form S-11
            Liberty LGP Limited Partnership, John L. Wagner, Liberty Housing Partners        Registration Statement (File 2-90617)
            Limited Partnership and Graham Park Venture, and Schedule of Promissory
            Notes and Purchase Money Notes between Linden Park Limited Partnership and
            Graham Park Venture.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.15 (c)  Deed of Trust Note and related Deed of Trust both dated December 5, 1972 and     Exhibit 10.15 (c) to Post-Effective
            Allonge of January 29, 1976, Supplemental Deed of Trust both dated December      Amendment No. 2 to Form S-11
            17, 1974 and Allonge of January 29, 1976, and Second Supplemental Deed of        Registration Statement (File 2-90617)
            Trust Note and related Second Supplemental Deed of Trust both dated January
            29, 1976 all documents between Graham Park Venture and Loyola Federal
            Savings and Loan Association.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.15 (d)  Loan Assumption Agreement dated March 23, 1976 between Pennamco, Inc. and        Exhibit 10.15 (d) to Post-Effective
            Virginia Housing Development Authority.                                          Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.15 (e)  Regulatory Agreement dated December 12, 1984 between Linden Park Limited         Exhibit 10.15 (e) to Post-Effective
            Partnership and the Secretary of Housing and Urban Development.                  Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.15 (f)  Regulatory Agreement dated January 31, 1976 between Graham Park Venture and      Exhibit 10.15 (f) to Post-Effective
            Virginia Housing Development Authority.                                          Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
10.16       Documents Relating to Partnership Interest Brierwood II, Ltd.

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.16 (a)  Amended and Restated Certificate and Agreement of Limited Partnership of         Exhibit 10.16 (a) to Post-Effective
            Brierwood II, Ltd.                                                               Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.16      (b)  Promissory  Note form  dated  January 4, 1985,
            Pledge  Agreement  form dated  Exhibit 10.16 (b) to
            Post-Effective   Amendment   January  4,  1985  and
            Schedule of Promissory Notes and Pledge  Agreements
            No. 2 to Form S-11  Registration  Statement between
            Liberty Housing  Partners  Limited  Partnership and
            the partners of (File 2-90617) Brierwood II, Ltd.
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.16 (c)  Promissory Note dated January 4, 1985 from Brierwood II, Ltd. to Farmers         Exhibit 10.16 (c) to Post-Effective
            Home Administration and related Deed to Secure Debt dated January 4, 1985        Amendment No. 2 to Form S-11
            between Brierwood II, Ltd. and Farmers Home Administration.                      Registration Statement (File 2-90617)

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.16 (d)  Farmers Home Administration Loan Agreement dated June 30, 1983 between           Exhibit 10.16 (d) to Post-Effective
            Brierwood II, Ltd. and Farmers Home Administration.                              Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.16 (e)  Interest Credit and Rental Assistance Agreement dated January 4, 1985            Exhibit 10.16 (e) to Post-Effective
            between Brierwood II, Ltd. and the Farmers Home Administration.                  Amendment No. 2 to Form S-11
                                                                                             Registration Statement (File 2-90617)
----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.17      Letter agreement with John Wagner regarding consulting services in               Exhibit 10.17 to Form 10-Q
            connection with the liquidation or workout of the Partnership's portfolio        for the period ended
                                                                                             September 30, 1998
=========== ================================================================================ =======================================

=========== ================================================================================ =======================================
Exhibit                                       Description                                    Page Number or Filing from
Numbers                                       -----------                                    Which Incorporated by Reference
-------                                                                                      -------------------------------

----------- -------------------------------------------------------------------------------- ---------------------------------------
*10.18      Agreement to Purchase and Sell Partnership Interests in Austintown               Exhibit 10.18 to Form 10-Q for the
                                                                                             period ended September 30, 1999
=========== ================================================================================ =======================================


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

                                    By:      LIBERTY HOUSING PARTNERS LIMITED
                                             PARTNERSHIP
                                             (Registrant)
                                    By:      TNG Properties, Inc.,
                                             Managing General Partner



Date:  3/27/02                      By:  /s/ Michael A. Stoller
                                         Michael A. Stoller
                                         President, CEO, and Director of
                                         TNG Properties, Inc.
                                         Managing General Partner

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
/s/ Wilma R. Brooks                                                   3/27/02
Wilma R. Brooks

Signature                   Title                                      Date
---------                   -----                                      ----


                          President, CEO and Director of              3/28/02
                          TNG Properties, Inc. Managing
                          General Partner
/s/ Michael A. Stoller
Michael A. Stoller


                          Director of TNG Properties, Inc.            3/28/02
                          Managing General Partner

/s/ Stephen D. Puliafico
Stephen D. Puliafico




                          Director of TNG Properties, Inc.
                          Managing General Partner
_____________________
James C. Coughlin