Form 10-Q
period 2002-03-31
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2002-05-15
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the period ended     March 31, 2002


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

                                      INDEX

                                                                           Page
Part I:  Financial Information

Item 1.  Financial Statements:

        Statements of Net Assets in Liquidation, March 31, 2002 and
         December 31, 2001                                                    3

        Statements of Changes of Net Assets in Liquidation for the
         Three months ended March 31, 2002 and March 31, 2001                 4

        Notes to Financial Statements                                      5-12

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    13-18

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -
            Disclosure not applicable

Part II: Other Information

Item 3.  Defaults Upon Senior Securities                                     19


                                            LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                               (A Massachusetts Limited Partnership)

                                              STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                                                      (Unaudited)                  (Audited)
                                                                                       March 31,                  December 31,
                                                                                          2002                        2001
                                                                                 ---------------------       ---------------------
Assets (Liquidation Basis):

    Cash and cash equivalents                                                              $463,539                   $ 462,849
    Restricted cash                                                                          49,641                      58,949
    Investments in Local Limited Partnerships                                                 1,300                     265,250
                                                                                 ---------------------       ---------------------
       Total Assets                                                                         $514,480                   $ 787,048
                                                                                 =====================       =====================

Liabilities (Liquidation Basis):

    Purchase Money Notes and accrued interest liabilities                                   $ 1,300                   $ 265,250
    Accounts payable to affiliates                                                          339,271                     339,271
    Accounts payable                                                                          6,770                       1,000
    Accrued expenses                                                                        164,417                     176,724
    Interest payable                                                                            841                         841
                                                                                 ---------------------       ---------------------
       Total liabilities                                                                    512,599                     783,086
                                                                                 ---------------------       ---------------------

Net Assets in Liquidation                                                                  $  1,881                    $  3,962
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

                                          LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                       STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                                          (Unaudited)

                                                                                    For the Three               For the Three
                                                                                     Months Ended                Months Ended
                                                                                    March 31, 2002              March 31, 2001
                                                                                    --------------              --------------

Net Assets in liquidation at December 31, 2001 and 2000                               $   3,962                   $   2,358

Operating Activities
    Interest income                                                                       1,810                       4,882
    Purchase Money Note interest - (increase) decrease in
         accrual                                                                        263,950                        (319)
    Other operating expenses:
      Affiliates                                                                             --                          --
      Other                                                                              (3,891)                     (2,115)
                                                                                    --------------              --------------
          Sub-total operating activities                                                261,869                       2,448

Liquidating Activities
   Increase in investment in Local Limited Partnerships                                      --                         319

   Change in estimated liquidation value
      Estimated sales price                                                            (263,950)                         --
      Actual sales price                                                                     --                         (15)
                                                                                    --------------              --------------
            Sub-total liquidating activities                                           (263,950)                        304
                                                                                    --------------              --------------


Net Assets in liquidation at March 31, 2002 and 2001                                  $   1,881                   $   5,110
                                                                                    ==============              ==============


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

Liquidation and Sale of Investments in Local Limited Partnerships

         On March 22, 2002, the Properties owned by Brierwood and Meadowwood Apartments were sold to purchasers affiliated with the local general partner in these partnerships. These Partnerships were subsequently dissolved. The carrying value of these properties had been adjusted at December 31, 2001 to reflect the actual sales transactions.

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

         The Linden GP was engaged in September, 1998 to assist the general partner review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from funds segregated at the time of the sale of the Partnership's investment in Linden Park. The remaining balance of the segregated funds was $49,641 as of March 31, 2002. In the first quarter of 2002, the Partnership paid $9,427 in consulting fees to the Linden GP in respect of the Brierwood II and Pine Forest investments and accrued fees due the Linden GP totaling $15,707 in respect of the Brierwood and Meadowwood investments. In 2001, the Partnership paid $71,723 in consulting fees to the Linden GP in

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

1.       Organization and Plan of Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

respect of the successful sales of its interests in Fuqua-Varina, Oxford Homes and Williamston Homes and fees totaling $18,018 in respect of the Austintown investment.

         The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold. Management understands that Mr. Manchi has been negotiating to purchase the remaining Purchase Money Notes and expects that, if he acquires them, he will exchange them for the balance of the limited partnership interest. The Partnership will recognize the disposition of its limited partnership interest as the sales are finalized. The estimated liquidation value has been adjusted to reflect these latest estimated realizable values. All conditions necessary to recognize the sale of the Partnership's interest have not been met as of March 31, 2002.

         In April 2002, the Partnership entered into agreements with the holders of the Purchase Money Notes relating to Surry and Glendale assigning to them the Partnership's 98% investor limited partnership interests in the respective Local Limited Partnership in exchange for cancellation of the notes.

         The  carrying   values  of  the   investments   in  the  Local  Limited
Partnerships and the Purchase Money Notes and related accrued interest were adjusted to their estimated fair values and settlement amounts, respectively, upon adopting the liquidation basis of accounting (See Note 2).

         As discussed above, the disposition of the Partnership's interest in the remaining Local Limited Partnership, Austintown, is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the third quarter of 2002.

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

         The net amount, if any, ultimately available for distribution from the liquidation of the Partnership depends on many unpredictable factors, such as the amounts realized on the disposition of the remaining Local Limited Partnership investment, carrying costs of the assets prior to sale, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

2.       Significant Accounting Policies

Basis of Presentation

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial statements of the Partnership for the periods presented. Changes of net assets in liquidation in any interim period are not necessarily indicative of the changes that may be expected for a full year. The financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.       Significant Accounting Policies, continued

Investment in Local Limited Partnerships

         Investments in Local Limited Partnerships at March 31, 2002 consist of investments in three Local Limited Partnerships which are stated at estimated liquidation value.

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

3.       Contingencies

         As of March 31, 2002 all three remaining series of the Purchase Money Notes were in default. The Purchase Money Notes relating to Austintown Associates, Glendale Manor and Surry Manor matured on October 30, 1999, August 29, 2000 and July 9, 2001, respectively. In April 2002, the Purchase Money Notes relating to Surry and Glendale Manor were cancelled in exchange for the Partnership's 98% investor limited partnership interests in these partnerships.

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

         As discussed in Note 1 above, the disposition of the Partnership's interest in the remaining Local Limited Partnership is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the third quarter of 2002.

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

         The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreement relating to the remaining investment expires in October 2004. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of
Section 8 Contracts. In February 2001, HUD issued a new Section 8 contract renewal GuideBook, which replaced HUD notice 99-36.

         The GuideBook provides project owners with several options for Section 8 contract renewals. The Local Limited Partnership which has Section 8 contracts will not be affected by these guidelines until early 2004.

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

4.    Investments in Local Limited Partnerships

         The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which owned and operated government assisted multi-family housing complexes. As discussed in Note 1 above, the Partnership has sold or otherwise disposed of ten of its investments as of March 31, 2002 and two investments were subsequently disposed of in April 2002. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

         As discussed above, the Partnership is currently in the process of liquidating the Partnership and disposing of its remaining investment in the Local Limited Partnerships, a process presently estimated to continue through the third quarter of 2002. No assurance can be given that management will be able to complete its liquidation of Partnership's investments within this time period.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.       Investments in Local Limited Partnerships, continued

         The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                           (Unaudited)              (Audited)
                                                                            March 31,              December 31,
                                                                               2002                   2001
                                                                         --------------           -------------
Total acquisition cost to the Partnership                                 $ 9,356,379             $ 9,356,379

Additional capital contributed by the Partnership                              11,425                  11,425

Partnership's share of losses of Local Limited Partnerships                (3,425,886)             (3,456,795)

Cash distributions received from Local Limited Partnerships                (4,249,583)             (4,249,583)

Cash distributions received from Local  Limited
        Partnerships recognized as Investment Income                           95,918                  95,195

Sales of investments in Local Limited Partnerships                         (1,462,539)             (1,462,539)
Adjustment to reduce investments in Local Limited Partnerships
           to liquidation accounting basis                                   (324,414)                (29,555)
                                                                          -----------             -----------

Investments in Local Limited Partnerships                                 $     1,300             $   265,250
                                                                          ===========             ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.  Investments in Local Limited Partnerships, continued

         Summarized financial information from the combined financial statements of the three and ten Local Limited Partnerships in which the Partnership held investments during the three months ended March 31, 2002 and 2001, respectively, are as follows:

                 Summarized Statement of Operations (Unaudited)


                                                    For the Three Months Ended
                                                           March 31,
                                                  ------------------------------
                                                      2002               2001
                                                  ----------         -----------

Rental and other income                           $ 409,592           $ 833,773
Expenses:
   Operating expenses                               282,286             523,887
   Interest expense                                  37,200             143,579
   Depreciation and amortization                     70,077             144,749
                                                  ---------           ---------
     Total expenses                                 389,563             812,215
                                                  ---------           ---------

 Net income (loss)                                   20,029              21,558
                                                  ---------           ---------

Partnership's share of net income (loss)             20,247              21,856
                                                  ---------           ---------

Other partners' share
  of net income (loss)                                 (218)               (298)
                                                  ---------           ---------

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5.       Transactions with Affiliates

         In connection with the adoption of the liquidation basis of accounting, an adjustment to record estimated liabilities through the liquidation of $100,000 was recorded at December 31, 2000. This amount included $50,000 of partnership management fees and $50,000 of reimbursable administration expenses. In 2001, estimated management fees to the General Partner through liquidation were reduced by $45,000 and estimated administrative expenses through liquidation were reduced by $2,000. In the first three months of 2002 and 2001, there were no management fees or reimbursable expenses to the General Partner recognized. At March 31, 2002 and December 31, 2001, accounts payable to affiliates totaling $339,271 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $192,000 and $147,271, respectively.

6.       Statement of Distributable Cash from Operations

         Distributable Cash From Operations for the three months ended March 31, 2002 and 2001, as defined in Section 17 of the Partnership Agreement, is as follows:

                                                                       2002            2001
                                                                       ----            ----

Interest income                                                     $    1,810      $    4,882

Plus:  2000 cash distributions to be received from
       Local Limited Partnerships, net of non-resident
       State withholding taxes                                            --            39,333

Less:  2001 interest payments on Purchase Money
       Notes to be paid out of 2000 cash
       distributions from Local Limited Partnerships                      --           (39,333)

Less:  General and administrative expenses                             (12,656)        (40,231)
                                                                    ----------      ----------

Cash from Operations, as defined                                       (10,846)        (35,349)
                                                                    ----------      ----------

Distributable Cash from Operations, as defined                      $        0      $        0
                                                                    ==========      ==========

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

         The terms of each Purchase Money Note permit interest to accrue to the extent cash distributions to the Partnership from the applicable Local Limited Partnership are insufficient to enable the Partnership to pay the Purchase Money Note on a current basis. Generally, the amount of such cash distributions have not been sufficient in any year to pay the full amount of interest accrued for that year on the Purchase Money Notes. The Purchase Money Notes do not require payment of any portion of the principal amount of the note prior to maturity (except that the Purchase Money Notes require immediate payment following a default (as defined therein) by the Partnership thereunder). Accordingly, each Purchase Money Note requires a substantial balloon payment at maturity. In connection with the adoption of the liquidation basis of accounting, the value shown for the Purchase Money Notes was adjusted to the anticipated settlement amount.

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

         At March 31, 2002, all three remaining series of the Purchase Money Notes, relating to Austintown Associates, Glendale Manor Apartments and Surry Manor, Ltd., had matured and were in default. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner. In April 2002, the Purchase Money Notes relating to Surry and Glendale Manor were canceled in exchange for the Partnership's 98% investor limited partnership interests in the respective partnership.

         On March 22, 2002, the Properties owned by Brierwood and Meadowwood Apartments were sold to purchasers affiliated with the local general partner in these partnerships. These Partnerships were subsequently dissolved. The carrying value of these properties had been adjusted at December 31, 2001 to reflect the actual sales transactions.

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

         The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold. Management understands that Mr. Manchi has been negotiating to purchase the remaining Purchase Money Notes and expects that, if he acquires them, he will exchange them for the balance of the limited partnership interest. The Partnership will recognize the disposition of its limited partnership interest as the sales are finalized. The estimated liquidation value has been adjusted to reflect these latest estimated realizable values. All conditions necessary to recognize the sale of the Partnership's interest have not been met as of March 31, 2002.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

         In April 2002, the Partnership entered into agreements with the holders of the Purchase Money Notes relating to Surry and Glendale assigning to them the Partnership's 98% investor limited partnership interest in the respective Local Limited Partnership in exchange for cancellation of the notes.

         As discussed above, the disposition of the Partnership's interest in the remaining Local Limited Partnership is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the third quarter of 2002.

         No  assurance  can be  given  that  the  Partnership  will  be  able to successfully conclude any of the above transactions. Consequently, the completion of the liquidation of the Partnership may be different than currently anticipated.

         The net amount, if any, ultimately available for distribution from the liquidation of the Partnership depends on many unpredictable factors, such as the amounts realized on the disposition of the remaining Local Limited Partnership investment, carrying costs of the assets prior to sale, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

         In light of the Partnership's adoption of the liquidation basis of accounting, the Partnership's net asset values as of March 31, 2002 and December 31, 2001 reflect the net realizable values for the Investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments. In addition, an estimated liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainties related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

         At March 31, 2002, the Partnership had total cash and cash equivalents of $513,180 including cash reserves of $463,539 and restricted cash of $49,641 as compared to total cash at December 31, 2001 of $521,798, including cash reserves of $462,849 and restricted cash of $58,949. Restricted cash decreased as a result of costs paid relating to the sale of the Partnership's investments.

         Accounts payable and accrued expenses decreased $6,537 to a total of $171,187 at March 31, 2002 from $177,724 at December 31, 2001. The decrease was the result of payment of consulting fees relating to the sale of the Partnership's investments of $9,427 net of an increase in other operating costs of $2,890.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

 The Local Limited Partnerships.

         The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreement on the remaining investment expires in October 2004. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of Section 8 Contracts. In February 2001, HUD issued a new Section 8 contract renewal GuideBook, which replaced HUD notice 99-36.

         The GuideBook provides project owners with several options for Section 8 contract renewals. The Local Limited Partnership which has Section 8 contracts will not be affected by these guidelines until early 2004.

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

         As discussed above, the disposition of it's the Partnership's remaining Local Limited Partnership is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the third quarter of 2002.

Partnership Operations

         Because the Partnership adopted the liquidation basis of accounting on December 31, 2000, the results of operations for the three month period ended March 31, 2002 are not presented. Instead, the Partnership's operating results have been reflected on the statement of changes of net assets in liquidation and reflect changes from the estimated net realizable values of assets and anticipated payable amounts of liabilities previously recorded.

         Net assets in liquidation decreased to $1,881 at March 31, 2002 from $3,962 at December 31, 2001. The change was the result of operating activities, an increase in accounts payable and accrued expenses totaling $3,891 net of interest income earned of $1,810. Both the liquidation values and the related Purchase Money Note Obligations for Surry and Glendale Manor were reduced from $263,930 to zero.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

 Partnership Operations, continued

         Net assets in liquidation increased to $5,110 at March 31, 2001 from $2,358 at December 31, 2000. The change was primarily the result of operating activities, interest income earned of $4,882 net of an increase in accounts payable and accrued expenses totaling $2,115.

                                     PART II
                                Other Information

Item 3.  Defaults Upon Senior Securities.

         As of March 31, 2002 all three remaining series of the Purchase Money Notes were in default. The Purchase Money Notes relating to Austintown Associates, Glendale Manor and Surry Manor matured on October 30, 1999, August 29, 2000 and July 9, 2001, respectively. The amounts due at maturity under these non-recourse obligations consisted of $2,410,000 in aggregate principal amount and $2,645,708. in accrued and unpaid interest. In April 2002, the Purchase Money Notes relating to Surry and Glendale Manor were canceled in exchange for the Partnership's 98% investor limited partnership interests in these partnerships. As of May 15, 2002, the aggregate arrearages under the Purchase Money Notes relating to Austintown Associates amounted to $3,973,437.

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


Date:  May 13, 2002