Form 10-Q
period 2002-06-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2002-08-06
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the period ended     June 30, 2002


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

                                      INDEX


Page
Part I:  Financial Information

Item 1.  Financial Statements:

        Statements of Net Assets in Liquidation, June 30, 2002 and
         December 31, 2001                                                     3

        Statements of Changes of Net Assets in Liquidation for the
         Six months ended June 30, 2002 and June 30, 2001                      4

        Notes to Financial Statements                                       5-12

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     13-18

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -
            Disclosure not applicable

Part II: Other Information

Item 1.  Legal Proceedings                                                    19

Item 3.  Defaults Upon Senior Securities                                      19

Item 6.  Exhibits and Reports on Form 8-K                                     19






                                 LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                     (A Massachusetts Limited Partnership)

                                    STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                                        (Unaudited)               (Audited)
                                                                          June 30,               December 31,
                                                                            2002                    2001
                                                                        ------------            -------------

Assets (Liquidation Basis):

    Cash and cash equivalents                                             $457,075                 $462,849
    Restricted cash                                                         16,950                   58,949
    Investments in Local Limited Partnerships                                1,300                  265,250
                                                                          --------                 --------
       Total Assets                                                       $475,325                 $787,048
                                                                          ========                 ========

Liabilities (Liquidation Basis):

    Purchase Money Notes and accrued interest liabilities                 $  1,300                 $265,250
    Accounts payable to affiliates                                         356,771                  339,271
    Accounts payable                                                        13,712                    1,000
    Accrued expenses                                                       100,676                  176,724
    Interest payable                                                           841                      841
                                                                          --------                 --------
       Total liabilities                                                   473,300                  783,086
                                                                          --------                 --------

Net Assets in Liquidation                                                 $  2,025                 $  3,962
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




                                LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                    (A Massachusetts Limited Partnership)

                             STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                                 (Unaudited)

                                                                       For the Six             For the Six
                                                                       Months Ended            Months Ended
                                                                      June 30, 2002           June 30, 2001
                                                                      -------------           -------------


Net Assets in liquidation at December 31, 2001 and 2000                $   3,962                 $   2,358

Operating Activities
  Interest income                                                          3,698                     9,877
  Purchase Money Note interest - (increase) decrease in
    accrual                                                              263,950                      (319)
  Other operating expenses:
    Affiliates                                                           (17,500)                       --
    Other                                                                 11,865                    (9,486)
                                                                       ---------                 ---------
     Sub-total operating activities                                      262,013                        72

Liquidating Activities
  Increase in investment in Local Limited Partnerships                        --                       319

  Change in estimated liquidation value
    Estimated sales price                                               (263,950)                       --
    Actual sales price                                                        --                       (15)
                                                                       ---------                 ---------
     Sub-total liquidating activities                                   (263,950)                      304
                                                                       ---------                 ---------


Net Assets in liquidation at June 30, 2002 and 2001                    $   2,025                 $   2,734
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

         The Linden GP was engaged in September, 1998 to assist the general partner review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provides for fees based on the successful implementation of all or part of the strategy developed which will be paid from funds segregated at the time of the sale of the Partnership's investment in Linden Park. The remaining balance of the segregated funds was $16,950 as of June 30, 2002. In the first six

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Plan of Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

months of 2002, the Partnership paid consulting fees of $9,427 in respect of the Brierwood II and Pine Forest investments and $15,707 in respect of the Brierwood and Meadowwood investments. The Partnership accrued fees due the Linden GP totaling $16,950 in respect of the Surry and Glendale Manor Investments. This was paid to the Linden GP on July 2, 2002. Interest earned in the first six months on these funds totaled $235. $17,100 of these funds was transferred to the Partnership's operating account on July 2, 2002 and reclassified from restricted cash on June 30, 2002. The Linden GP waived further payment of this amount under this agreement. In July 2002, these bank accounts are being closed and the consulting agreement has ended.

         In 2001, the Partnership paid $71,723 in consulting fees to the Linden GP in respect of the successful sales of its interests in Fuqua-Varina, Oxford Homes and Williamston Homes and fees totaling $18,018 in respect of the Austintown investment.

         The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold. On July 10, 2002 a complaint for declaratory judgment was filed in the court of Common Pleas Mahoning County, Ohio by the Partnership and Austintown Associates, Ltd. against the remaining Purchase Money Note holders seeking to transfer the Partnership's remaining Limited Partnership Interests in Austintown Associates, Ltd., the sole collateral for these non-recourse notes, to the holders in satisfaction of the Partnership's obligations to the holders.

         The Partnership will recognize the disposition of its limited partnership interest as the sales and judgements are finalized. The estimated liquidation value has been adjusted to reflect these latest estimated realizable values. All conditions necessary to recognize the sale of the Partnership's interest have not been met as of June 30, 2002.

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

         The accompanying statements of net assets in liquidation and statements of changes of net assets in liquidation, reflect the transactions of the Partnership utilizing liquidation accounting concepts as required by accounting principles generally accepted in the United States of America. Under the liquidation basis of

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


2. Significant Accounting Policies, continued

accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated payable amounts.

         The valuation of assets and liabilities necessarily requires estimates and assumptions, and there are uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded.

Investment in Local Limited Partnerships

      Investments in Local Limited Partnerships at June 30, 2002 consists of the investment in one Local Limited Partnership which is stated at estimated liquidation value.

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

3. Contingencies

         As of June 30, 2002 the remaining series of the Purchase Money Notes was in default. The Purchase Money Notes relating to Austintown Associates, Ltd., matured on October 30, 1999.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3. Contingencies, continued

         As a result of its investment in the Local Limited Partnership, the Partnership is affected by certain risks and uncertainties associated with the operations of the Properties owned by the Local Limited Partnership.

         The rents of the Property, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreement relating to the remaining investment expires in October 2004. Under the Multifamily Assisted Housing and Reform and Affordability Act (MAHRAA) of 1997, as amended, Congress set forth the legislation for a permanent "mark-to-market" program and provided for permanent authority for the renewal of
Section 8 Contracts. In February 2001, HUD issued a new Section 8 contract renewal GuideBook, which replaced HUD notice 99-36.

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

4. Investments in Local Limited Partnerships

         The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which owned and operated government assisted multi-family housing complexes. As discussed in Note 1 above, the Partnership has sold or otherwise disposed of twelve of its investments as of June 30, 2002. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4. Investments in Local Limited Partnerships, continued

         The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                    (Unaudited)                 (Audited)
                                                                     June 30,                  December 31,
                                                                       2002                       2001
                                                                   -------------              -------------

Total acquisition cost to the Partnership                           $ 9,356,379                $ 9,356,379

Additional capital contributed by the Partnership                        11,425                     11,425

Partnership's share of losses of Local Limited Partnerships          (3,429,104)                (3,456,795)

Cash distributions received from Local Limited Partnerships          (4,260,272)                (4,249,583)

Cash distributions received from Local  Limited
        Partnerships recognized as Investment Income                    106,607                     95,195

Sales of investments in Local Limited Partnerships                   (1,462,539)                (1,462,539)

Adjustment to reduce investments in Local Limited
Partnerships to liquidation accounting basis                           (321,196)                   (29,555)
                                                                    -----------                -----------

Investments in Local Limited Partnerships                           $     1,300                $   265,250
                                                                    ===========                ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.  Investments in Local Limited Partnerships, continued

         Summarized financial information from the combined financial statements of the three and ten Local Limited Partnerships in which the Partnership held investments during the three months and six months ended June 30, 2002 and 2001, respectively, are as follows:

                                         Summarized Statement of Operations (Unaudited)


                                                       For the Three Months Ended                For the Six Months Ended
                                                                 June 30,                                 June 30,
                                                   ---------------------------------        -----------------------------------
                                                        2002                2001                 2002                  2001
                                                   -------------       -------------        -------------        --------------

Rental and other income                             $   200,799         $   621,156          $   610,391           $ 1,454,929
Expenses:
   Operating expenses                                   150,655             385,931              432,942               909,818
   Interest expense                                       5,697             108,672               42,897               252,251
   Depreciation and amortization                         47,665             111,556              117,741               256,305
                                                    -----------         -----------          -----------           -----------
     Total expenses                                     204,017             606,159              593,580             1,418,374
                                                    -----------         -----------          -----------           -----------

 Net income (loss)                                       (3,218)             14,997               16,811                36,555
                                                    -----------         -----------          -----------           -----------

Partnership's share of net income (loss)                 (3,218)             15,382               17,029                37,238

Other partners' share
  of net income (loss)                              $        --         $      (385)         $      (218)          $      (683)
                                                    ===========         ===========          ===========           ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5. Transactions with Affiliates

         In connection with the adoption of the liquidation basis of accounting, an adjustment to record estimated liabilities through the liquidation of $100,000 was recorded at December 31, 2000. This amount included $50,000 of partnership management fees and $50,000 of reimbursable administration expenses. In the first six months of 2002, estimated management fees to the General Partner through liquidation were reduced by $27,500 compared to a reduction of $45,000 in 2001 and estimated administrative expenses through liquidation were reduced by $2,000. In the second quarter of 2002, management revised its estimate of management fees due and increased the estimated fees payable by $17,500. As a result, the original estimate of management fees due through liquidation has been reduced a net of $27,500. In the first six months of 2002, $17,500 of management fees to the General Partner were recognized and adjusted the Net Assets in Liquidation. In the first six months of 2001, there were no management fees or reimbursable expenses to the General Partner recognized. At June 30, 2002, accounts payable to affiliates totaling $356,771 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $209,500 and $147,271, respectively. At December 31, 2001, accounts payable to affiliates totaling $339,271 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $192,000 and $147,271, respectively.

6. Statement of Distributable Cash from Operations

Distributable Cash From Operations for the six months ended June 30, 2002 and 2001, as defined in Section 17 of the Partnership Agreement, is as follows:

                                                                        2002                   2001
                                                                        ----                   ----

Interest income                                                     $  3,698               $  9,877

Plus:  2000 cash distributions to be received from
       Local Limited Partnerships, net of non-resident
       State withholding taxes                                            --                    -

Less:  2001 interest payments on Purchase Money
       Notes to be paid out of 2000 cash
       distributions from Local Limited Partnerships                      --                     -

Less: General and administrative expenses                            (25,495)               (80,732)
                                                                    --------               --------

Cash from Operations, as defined                                     (21,797)               (70,855)
                                                                    --------               --------

Distributable Cash from Operations, as defined                      $      0               $      0
                                                                    ========               ========

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

         At June 30, 2002, the remaining series of the Purchase Money Notes, relating to Austintown Associates, Ltd., had matured and were in default. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

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

         The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold. On July 10, 2002 a complaint for declaratory judgment was filed in the court of Common Pleas Mahoning County, Ohio by the Partnership and Austintown Associates, Ltd. against the remaining Purchase Money Note holders seeking to transfer the Partnership's remaining Limited Partnership Interests in Austintown Associates, Ltd., the sole collateral for these non-recourse notes, to the holders in satisfaction of the Partnership's obligations to the holders.

         The Partnership will recognize the disposition of its limited partnership interest as the sales and judgements are finalized. The estimated liquidation value has been adjusted to reflect these latest estimated realizable values. All conditions necessary to recognize the sale of the Partnership's interest have not been met as of June 30, 2002.

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

         In light of the Partnership's adoption of the liquidation basis of accounting, the Partnership's net asset values as of June 30, 2002 and December 31, 2001 reflect the net realizable values for the Investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments. In addition, an estimated liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainties related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

         At June 30, 2002, the Partnership had total cash and cash equivalents of $474,025 including cash reserves of $457,075 and restricted cash of $16,950 as compared to total cash at December 31, 2001 of $521,798, including cash reserves of $462,849 and restricted cash of $58,949. Restricted cash decreased as a result of costs paid relating to the sale of the Partnership's investments totaling $25,134, the transfer of $17,100 to cash reserves and interest earned of $235.

         Accounts payable and accrued expenses decreased $63,336 to a total of $114,388 at June 30, 2002 from $177,724 at December 31, 2001. The decrease was the result of payment of consulting fees relating to the sale of the Partnership's investments of $25,134, the reduction of $17,100 in estimated consulting fees and accrued audit fees paid totaling $15,500, transfers agent fees paid totaling $6,000 and a net increase in other operating costs of $398.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Local Limited Partnerships

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

         As discussed above, the disposition of the Partnership's remaining Local Limited Partnership is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the third quarter of 2002.

Partnership Operations

         Because the Partnership adopted the liquidation basis of accounting, the results of operations for the three months and six month periods ended June 30, 2002 are not presented. Instead, the Partnership's operating results have been reflected on the statement of changes of net assets in liquidation and reflect changes from the estimated net realizable values of assets and anticipated payable amounts of liabilities previously recorded.

         Net assets in liquidation decreased to $2,025 at June 30, 2002 from $3,962 at December 31, 2001. The change was the result of operating activities, an increase in accounts payable and accrued expenses totaling $5,635 net of interest income earned of $3,698. Both the liquidation values and the related Purchase Money Note Obligations for Surry and Glendale Manor were reduced from $263,930 to zero in the first quarter of 2002.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

 Partnership Operations, continued

         Net assets in liquidation increased to $2,734 at June 30, 2001 from $2,358 at December 31, 2000. The change was primarily the result of operating activities, interest income earned of $9,877 net of an increase in accounts payable and accrued expenses totaling $9,486.

                                     PART II
                                Other Information

Item 1. Legal Proceedings.

         On July 10, 2002 a complaint for declaratory judgment was filed in the court of Common Pleas Mahoning County, Ohio by the Partnership and Austintown Associates, Ltd. against the holders of the remaining Purchase Money Note secured by the Partnership's interest in Austintown Associates, Ltd., seeking to transfer the Partnership's remaining Limited Partnership Interests in Austintown Associates, Ltd., the sole collateral for these non-recourse notes, to the holders in satisfaction of the Partnership's obligations to the holders.

Item 3.  Defaults Upon Senior Securities.

         As of June 30, 2002 the remaining series of the Purchase Money Notes were in default. The Purchase Money Notes relating to Austintown Associates, Ltd., matured on October 30, 1999. The amounts due at maturity under these non-recourse obligations consisted of $1,600,000 in aggregate principal amount and $2,000,067 in accrued and unpaid interest. As of July 31, 2002, the aggregate arrearages under the Purchase Money Notes relating to Austintown Associates amounted to $3,991,437.

Item 6:  Exhibits and Reports Form 8-K

    a)   The following exhibits are included herewith;

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the general partner of the Partnership.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the general partner of the Partnership.

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


Date:  8/6/02