Form 10-Q
period 2002-09-30
LIBERTY HOUSING PARTNERS LTD PARTNERSHIP
filed 2002-11-14
CIK 744766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934


For the period ended     September 30, 2002


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934


For the transition period from                     to
                               -------------------    -----------------------


Commission file number  0-13520


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


          Massachusetts                              04-2828131
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


       100 Second Avenue, Needham, MA                  02494
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

                              [X] Yes [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                      INDEX

                                                                           Page
Part I:  Financial Information

Item 1.  Financial Statements:

         Statements of Net Assets in Liquidation, September 30, 2002 and
         December 31, 2001                                                    3

         Statements of Changes of Net Assets in Liquidation for the
         Nine months ended September 30, 2002 and September 30, 2001          4

         Notes to Financial Statements                                     5-12

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    13-18

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -
            Disclosure not applicable

Item 4.  Controls and Procedures                                             18

Part II: Other Information

Item 1.  Legal Proceedings                                                   19

Item 3.  Defaults Upon Senior Securities                                     19

Item 6.  Exhibits and Reports on Form 8-K                                    19


                                     LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                         (A Massachusetts Limited Partnership)

                                        STATEMENTS OF NET ASSETS IN LIQUIDATION




                                                                                   (Unaudited)            (Audited)
                                                                                  September 30,          December 31,
                                                                                       2002                  2001
                                                                                 --------------         -------------
Assets (Liquidation Basis):

    Cash and cash equivalents                                                        $439,467              $462,849
    Restricted cash                                                                        --                58,949
    Investments in Local Limited Partnerships                                           1,300               265,250
                                                                                     --------              --------
       Total Assets                                                                  $440,767              $787,048
                                                                                     ========              ========

Liabilities (Liquidation Basis):

    Purchase Money Notes and accrued interest liabilities                            $  1,300              $265,250
    Accounts payable to affiliates                                                    356,771               339,271
    Accounts payable                                                                        2                 1,000
    Accrued expenses                                                                   81,276               176,724
    Interest payable                                                                      841                   841
                                                                                     --------              --------
       Total liabilities                                                              440,190               783,086
                                                                                     --------              --------

Net Assets in Liquidation                                                            $    577              $  3,962
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

                                        LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                                           (A Massachusetts Limited Partnership)

                                     STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                                        (Unaudited)

                                                                                For the Nine                 For the Nine
                                                                                Months Ended                 Months Ended
                                                                                September 30,                September 30,
                                                                                    2002                         2001
                                                                                -------------                -------------

Net Assets in liquidation at December 31, 2001 and 2000                          $   3,962                     $   2,358

Operating Activities
    Interest income                                                                  5,100                        14,174
    Purchase Money Note interest - (increase) decrease in
         accrual                                                                   263,950                          (319)
    Other operating expenses:
         Affiliates                                                                (17,500)                           --
         Other                                                                       9,015                       (11,161)
                                                                                 ---------                     ---------
          Sub-total operating activities                                           260,565                         2,694

Liquidating Activities
   Increase in investment in Local Limited Partnerships                                 --                           319

   Change in estimated liquidation value
      Estimated sales price                                                       (263,950)                           --
      Actual sales price                                                                --                           (15)
                                                                                 ---------                     ---------
            Sub-total liquidating activities                                      (263,950)                          304
                                                                                 ---------                     ---------


Net Assets in liquidation at September 30, 2002 and 2001                         $     577                     $   5,356
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

         The Linden GP was engaged in September, 1998 to assist the general partner review the Partnership's portfolio, develop a strategy for maximizing the value of the portfolio and implementing the strategy. The agreement provided for fees based on the successful implementation of all or part of the strategy developed paid from funds segregated at the time of the sale of the Partnership's investment in Linden Park. In the first nine months of 2002, the Partnership paid consulting fees of $42,084 in respect of

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Plan of Liquidation of the Partnership, continued

Liquidation and Sale of Investments in Local Limited Partnerships, continued

the Brierwood II, Pine Forest, Brierwood, Meadowwood, Surry and Glendale Manor Investments. Interest earned in the first nine months on these funds totaled $240. $17,105 of these funds was transferred to the Partnership's operating account on July 2, 2002 and had been reclassified from restricted cash on June 30, 2002. The Linden GP waived further payment of this amount under this agreement. In July 2002, these bank accounts were closed and the consulting agreement ended.

In 2001, the Partnership paid $71,723 in consulting fees to the Linden GP in respect of the successful sales of its interests in Fuqua-Varina, Oxford Homes and Williamston Homes and fees totaling $18,018 in respect of the Austintown investment.

         The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development (HUD) to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. Management expects Messrs. Manchi and Baker to file with HUD in November 2002. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold.

         On July 10, 2002 a complaint was filed in the court of Common Pleas Mahoning County, Ohio by the Partnership and Austintown Associates, Ltd. against the remaining Purchase Money Note holders seeking to transfer the Partnership's remaining Limited Partnership Interests in Austintown Associates, Ltd., the sole collateral for these non-recourse notes, to the holders in satisfaction of the Partnership's obligations to the holders. The complaint was withdrawn on October 1, 2002 as the local general partner of Austintown and his associate purchased these remaining Purchase Money Notes. Consequently, the Partnership considers the disposition of its interests in Austintown to have been substantially concluded and has therefore not reflected any flow through of income or loss in
Note 4.

         The estimated liquidation value has been adjusted to reflect these latest estimated realizable values. All conditions necessary to recognize the sale of the Partnership's interest had not been met as of September 30, 2002.

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

         As discussed above, the disposition of the Partnership's interest in the remaining Local Limited Partnership, Austintown, is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the fourth quarter of 2002.

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

Investment in Local Limited Partnerships

         Investments in Local Limited Partnerships at September 30, 2002 consists of the investment in one Local Limited Partnership which is stated at estimated liquidation value.

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

3.       Contingencies

         As of September  30, 2002 the  remaining  series of the Purchase  Money
Notes  was  in  default.   The  Purchase  Money  Notes  relating  to  Austintown
Associates, Ltd., matured on October 30, 1999.

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

         As discussed in Note 1 above, the disposition of the Partnership's interest in the remaining Local Limited Partnership is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the fourth quarter of 2002.

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

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.       Contingencies, continued

         As a result of its investment in the remaining Local Limited Partnership, the Partnership is affected by certain risks and uncertainties associated with the operations of the Property owned by the Local Limited Partnership.

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

         The GuideBook provides project owners with several options for Section 8 contract renewals. The Local Limited Partnership will not be affected by these guidelines until early 2004.

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

4.       Investments in Local Limited Partnerships

         The Partnership acquired Local Limited Partnership interests in thirteen Local Limited Partnerships which owned and operated government assisted multi-family housing complexes. As discussed in Note 1 above, the Partnership has sold or otherwise disposed of twelve of its investments as of September 30, 2002. The Partnership, as Investor Limited Partner pursuant to Local Limited Partnership Agreements, acquired interests ranging from 94% to 98% in the profit or losses from operations and cash from operations of each of the Local Limited Partnerships.

         As discussed above, the Partnership is currently in the process of liquidating the Partnership and disposing of its remaining Local Limited
Partnership investment, a process presently estimated to continue through the fourth quarter of 2002. No assurance can be given that management will be able to complete its liquidation of Partnership's investments within this time period.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.       Investments in Local Limited Partnerships, continued

         The following is a summary of cumulative activity for investments in Local Limited Partnerships since their dates of acquisition:

                                                                             (Unaudited)             (Audited)
                                                                            September 30,          December 31,
                                                                                2002                   2001
                                                                           --------------         --------------
Total acquisition cost to the Partnership                                   $ 9,356,379             $ 9,356,379

Additional capital contributed by the Partnership                                11,425                  11,425

Partnership's share of losses of Local Limited Partnerships                  (3,429,104)             (3,456,795)

Cash distributions received from Local Limited Partnerships                  (4,260,272)             (4,249,583)

Cash distributions received from Local  Limited
      Partnerships recognized as Investment Income                              106,607                  95,195

Sales of investments in Local Limited Partnerships                           (1,462,539)             (1,462,539)

Adjustment to reduce investments in Local Limited
      Partnerships to liquidation accounting basis                             (321,196)                (29,555)
                                                                            -----------             -----------

Investments in Local Limited Partnerships                                   $     1,300             $   265,250
                                                                            ===========             ===========

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.  Investments in Local Limited Partnerships, continued

         Summarized financial information from the combined financial statements of the three and ten Local Limited Partnerships in which the Partnership held investments during the three months and nine months ended September 30, 2002 and 2001, respectively, are as follows:

                 Summarized Statement of Operations (Unaudited)


                                                        For the Three Months Ended             For the Nine Months Ended
                                                               September 30,                          September 30,
                                                    --------------------------------         --------------------------------
                                                         2002               2001                  2002              2001
                                                    -------------     --------------         --------------------------------
Rental and other income                              $   388,404       $   621,347            $   998,795        $ 2,076,276
Expenses:
   Operating expenses                                    298,911           422,617                731,853          1,332,435
   Interest expense                                        5,697           108,672                 48,594            360,923
   Depreciation and amortization                          47,665           111,556                165,406            367,861
                                                     -----------       -----------            -----------        -----------
     Total expenses                                      352,273           642,845                945,853          2,061,219
                                                     -----------       -----------            -----------        -----------

 Net income (loss)                                        36,131           (21,498)                52,942             15,057
                                                     -----------       -----------            -----------        -----------

Partnership's share of net income (loss)                  36,131           (19,510)                53,161             17,728

Other partners' share
  of net income (loss)                               $        --       $    (1,988)           $      (219)       $    (2,671)
                                                     ===========       ===========            ===========        ===========


                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5.       Transactions with Affiliates

         In connection with the adoption of the liquidation basis of accounting, an adjustment to record estimated liabilities through the liquidation of $100,000 was recorded at December 31, 2000. This amount included $50,000 of partnership management fees and $50,000 of reimbursable administration expenses. In the first nine months of 2002, estimated management fees to the General Partner through liquidation were reduced by $27,500 compared to a reduction of $45,000 in 2001 and estimated administrative expenses through liquidation were reduced by $2,000. In the second quarter of 2002, management revised its estimate of management fees due and increased the estimated fees payable by $17,500. As a result, the original estimate of management fees due through liquidation has been reduced a net of $27,500. In the first nine months of 2002, $17,500 of management fees to the General Partner were recognized and adjusted the Net Assets in Liquidation. In the first nine months of 2001, there were no management fees or reimbursable expenses to the General Partner recognized. At September 30, 2002, accounts payable to affiliates totaling $356,771 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $209,500 and $147,271, respectively. At December 31, 2001, accounts payable to affiliates totaling $339,271 represents amounts owed for reimbursements of Partnership administrative expenses and management fees of $192,000 and $147,271, respectively.

6.       Statement of Distributable Cash from Operations

Distributable Cash From Operations for the nine months ended September 30, 2002 and 2001, as defined in Section 17 of the Partnership Agreement, is as follows:

                                                            2002         2001
                                                            ----         ----
Interest income                                         $   5,100     $  14,174

Plus: 2000 cash distributions to be received from
      Local Limited Partnerships, net of non-resident
      State withholding taxes                                  --            --

Less: 2001 interest payments on Purchase Money
      Notes to be paid out of 2000 cash
      distributions from Local Limited Partnerships            --            --

Less: General and administrative expenses                 (87,848)     (113,555)
                                                        ---------     ---------

Cash from Operations, as defined                          (82,748)      (99,381)
                                                        ---------     ---------

Distributable Cash from Operations, as defined          $       0     $       0
                                                        =========     =========

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

         At September 30, 2002, the remaining series of the Purchase Money Notes, relating to Austintown Associates, Ltd., had matured and were in default. None of the series of Purchase Money Notes is cross-defaulted to the others, nor are the series of Purchase Money Notes cross-collateralized in any manner.

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

         The Partnership entered into an agreement with the local general partner of Austintown to sell the Partnership's 98% limited partnership interest, subject, among other things, to the consent of the related Purchase Money Note holders. The Partnership did not receive unanimous consent of the Purchase Money Note holders and the agreement expired on April 1, 2000. On September 15, 2000 certain of the Purchase Money Note holders commenced an action in the Court of Common Pleas Mahoning County, Ohio seeking, among other things, to foreclose upon the Partnership's pledge of its 98% limited partnership interest in Austintown. The Partnership did not contest the proceeding and, on February 26, 2001, the Court entered a default judgment and order appointing a receiver to sell the Partnership's interest in Austintown to satisfy the judgment. On November 28, 2001, Mr. Manchi, the local general partner of Austintown, and his associate, Mr. Baker, were the highest bidders for a portion of the limited partnership interest (representing the portion - approximately 94% of the Partnership's 98% interest - securing certain of the Purchase Money Notes) at public auction by the receiver at the Mahoning County Courthouse. Their bids totaled $1,300. A 25% deposit was required and paid by Messrs. Manchi and Baker. Their purchases will be finalized upon final approval by the Department of Housing and Urban Development (HUD) to the sale, Messrs. Manchi and Baker furnishing a "sophisticated investor letter" and the payment of the balance of the purchase price. Management expects Messrs. Manchi and Baker to file with HUD in November, 2002. The sale proceeds, after the costs of sale, will be paid to the holders of the Purchase Money Note for which the collateral was sold.

         On July 10, 2002 a complaint was filed in the court of Common Pleas Mahoning County, Ohio by the Partnership and Austintown Associates, Ltd. against the remaining Purchase Money Note holders seeking to transfer the Partnership's remaining Limited Partnership Interests in Austintown Associates, Ltd., the sole collateral for these non-recourse notes, to the holders in satisfaction of the Partnership's obligations to the holders. The complaint was withdrawn on October 1, 2002 as the local general partner of Austintown and his associate purchased these remaining Purchase Money Notes. Consequently, the Partnership considers the disposition of its interests in Austintown to have been substantially concluded and has therefore not reflected any flow through of income or loss in
Note 4.

         The estimated liquidation value has been adjusted to reflect these latest estimated realizable values. All conditions necessary to recognize the sale of the Partnership's interest had not been met as of September 30, 2002.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

         As discussed above, the disposition of the Partnership's remaining Local Limited Partnership investment is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the fourth quarter of 2002.

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

         In light of the Partnership's adoption of the liquidation basis of accounting, the Partnership's net asset values as of September 30, 2002 and December 31, 2001 reflect the net realizable values for the Investments in Local Limited Partnerships after giving effect to the estimated closing costs upon sale or disposal of the investments. In addition, an estimated liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainties related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

         At September 30, 2002, the Partnership had total cash and cash equivalents of $439,647 as compared to total cash at December 31, 2001 of $521,798, which included restricted cash of $58,949. Restricted cash was reduced to zero as the result of costs paid relating to the sale of the Partnership's investments totaling $42,084, interest earned of $240 and the balance of $17,105 transferred to cash reserves.

         Accounts payable and accrued expenses decreased $96,446 to a total of $81,278 at September 30, 2002 from $177,724 at December 31, 2001. The decrease was the result of payment of consulting fees relating to the sale of the Partnership's investments of $42,084, the reduction of $17,105 in estimated consulting fees, accrued audit fees paid totaling $30,650, transfers agent fees paid totaling $9,000, net of a $3,000 increase in accrual and a net increase in other operating costs of $607.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

The Partnership, continued

         Accounts payable to affiliates increased by $17,500 to a total of $356,771 at September 30, 2002 from $339,271 at December 31, 2001. The increase was a result of management's change in the estimate of administrative expenses and management fees to be reimbursed. Management revised its estimate during the second quarter of 2002.

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

         As discussed above, the disposition of the Partnership's remaining Local Limited Partnership investment is in progress. If the Partnership is successful in completely disposing of its remaining investment, management presently intends to wind up the Partnership's operations in the fourth quarter of 2002.

                  LIBERTY HOUSING PARTNERS LIMITED PARTNERSHIP
                          (A Massachusetts Partnership)

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

Partnership Operations

         Because the Partnership adopted the liquidation basis of accounting, the results of operations for the three months and nine month periods ended September 30, 2002 are not presented. Instead, the Partnership's operating results have been reflected on the statement of changes of net assets in liquidation and reflect changes from the estimated net realizable values of assets and anticipated payable amounts of liabilities previously recorded.

         Net assets in liquidation decreased to $577 at September 30, 2002 from $3,962 at December 31, 2001. The change was the result of operating activities, an increase in accounts payable and accrued expenses totaling $8,485, net of interest income earned of $5,100. Both the liquidation values and the related Purchase Money Note Obligations for Surry and Glendale Manor were reduced from $263,950 to zero in the first quarter of 2002.

         Net assets in liquidation increased to $5,356 at September 30, 2001 from $2,358 at December 31, 2000. The change was primarily the result of operating activities, interest income earned of $14,174 net of an increase in accounts payable and accrued expenses totaling $11,161.


Item 4. Controls and Procedures

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                Other Information

Item 1. Legal Proceedings.

On July 10, 2002 a complaint for declaratory judgment was filed in the court of Common Pleas Mahoning County, Ohio by the Partnership and Austintown Associates, Ltd. against the holders of the remaining Purchase Money Note secured by the Partnership's interest in Austintown Associates, Ltd., seeking to transfer the Partnership's remaining Limited Partnership Interests in Austintown Associates, Ltd., the sole collateral for these non-recourse notes, to the holders in satisfaction of the Partnership's obligations to the holders. This complaint was withdrawn on October 1, 2002 as the local general partner of Austintown and his associate purchased these remaining Purchase Money Notes.

Item 3.  Defaults Upon Senior Securities.

         As of September 30, 2002 the remaining series of the Purchase Money Notes were in default. The Purchase Money Notes relating to Austintown Associates, Ltd., matured on October 30, 1999. The amounts due at maturity under these non-recourse obligations consisted of $1,600,000 in aggregate principal amount and $2,000,067 in accrued and unpaid interest. As of October 31, 2002, the aggregate arrearages under the Purchase Money Notes relating to Austintown Associates amounted to $4,027,437.

Item 6:  Exhibits and Reports Form 8-K

         a)       The following exhibits are included herewith;

                  99.1 Certification Pursuant to 18 U.S.C. Section, 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the general partner of the Partnership.

                  99.2 Certification Pursuant to 18 U.S.C. Section, 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the general partner of the Partnership.

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

                                  By:        TNG Properties Inc.
                                             Managing General Partner



                                  By:        /s/  Michael A. Stoller
                                             Michael A. Stoller
                                             President and CEO


                                  By:        TNG Properties Inc.
                                             Managing General Partner



                                  By:        /s/  Wilma R. Brooks
                                             Wilma R. Brooks
                                             Chief Financial Officer


Date:  November 13, 2002

                                 CERTIFICATIONS


I, Michael Stoller, chief executive officer of TNG Properties Inc., the general partner of Liberty Housing Partners Limited Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Liberty Housing Partners Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: November 13,  2002


                                          /s/ Michael Stoller
                                          Michael Stoller
                                          Chief Executive Officer

I, Wilma Brooks, chief financial officer of TNG Properties Inc., the general partner of Liberty Housing Partners Limited Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Liberty Housing Partners Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsiudiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: November 13,  2002


                                          /s/ Wilma Brooks
                                          Wilma Brooks
                                          Chief Financial Officer